Form 10QSB
period 1995-03-31
FNB BANKING CO /GA
filed 1995-05-11
CIK 757262

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1995

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Transition Period from                   to

                         Commission file number 2-94292

                               FNB Banking Company
             ___________________________________________________
            (Exact name of registrant as specified in its charter)

             Georgia                              58-1479370
     ______________________        __________________________________
    (State of Incorporation)      (I.R.S. Employer Identification No.)

    318 South Hill Street
    Griffin, Georgia                                 30224
    _________________________                        ______
   (Address of principal exec-                      (Zip Code)
    utive offices)

                                  404-227-2251
                                  ____________
                               (Telephone Number)


    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES XX   NO

              Common stock, par value $1 per share:  807,800 shares
                        outstanding as of April 28, 1995

                       FNB BANKING COMPANY AND SUBSIDIARY

                                      INDEX

                                                              Page No.

PART I      FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet (unaudited) at March 31, 1995   2

        Consolidated Statements of Earnings (unaudited) for the Three
          Months Ended March 31, 1995 and 1994                     3

        Consolidated Statements of Cash Flows (unaudited) for the
          Three Months Ended March 31, 1995 and 1994                 4

        Notes to Consolidated Financial Statements (unaudited)     5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                 6

PART II.    OTHER INFORMATION


Item 1. Legal Proceedings                                          8

Item 2. Changes in Securities                                      8

Item 3. Defaults Upon Senior Securities                            8

Item 4. Submission of Matters to a Vote of Security Holders        8

Item 5. Other Information                                          8

Item 6. Exhibits and Reports on Form 8-K                           8

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FNB BANKING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 1995
                                   (Unaudited)
                                     Assets
Cash and due from banks                                  $  10,313,994
Federal funds sold                                           1,200,000
Investment securities held to maturity
   (approximate market value of $18,335,071)                17,948,097
Investment securities available for sale
   (amortized cost of $7,236,809)                            6,903,933
Other investments                                            1,130,310
Mortgage loans held for sale                                    36,349

Loans                                                      104,700,360
Less: Unearned income                                         (195,386)
Allowance for loan losses                                   (1,262,315)
                                                           ___________
       Loans, net                                          103,242,659

Premises and equipment, net                                  5,536,587
Other assets                                                 1,523,443
                                                           ___________
                                                         $ 147,835,372
                                                           ===========

                      Liabilities and Stockholders' Equity
Liabilities:
   Deposits:
     Noninterest-bearing                                 $  26,972,910
     Interest-bearing                                      103,444,675
                                                           ___________
           Total deposits                                  130,417,585

   Notes payable                                             1,069,445
   Other liabilities                                         1,033,188
                                                          ____________
           Total liabilities                               132,520,218

Stockholders' equity:
   Common stock, $1 par value; authorized
     5,000,000 shares; issued and outstanding
     807,800 shares                                            807,800
   Retained earnings                                        14,727,052
   Unrealized loss on investment securities, net of tax       (219,698)
                                                          ____________

           Total stockholders' equity                       15,315,154
                                                          ____________
                                                         $ 147,835,372
                                                         =============

See accompanying notes to consolidated financial statements.

                        FNB BANKING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Earnings
                    Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)
                                                    1995        1994
Interest income:
   Loans                                      $ 2,677,308   2,279,123
   Investment securities:
     Tax-exempt                                   140,207     148,358
     Taxable                                      281,301     255,991
   Federal funds sold                               7,498      14,490
          Total interest income                 3,106,314   2,697,962
Interest expense:
   Deposits                                       992,523     907,908
   Notes payable                                   20,022      15,980
   Other                                            7,615       2,915
          Total interest expense                1,020,160     926,803
          Net interest income                   2,086,154   1,771,159
Provision for loan losses                              -       85,000
   Net interest income after provision for
     loan losses                                2,086,154   1,686,159

Other income:
   Service charges on deposit accounts            360,135     325,997
   Fees for trust services                         45,000      26,250
   Other operating income                          60,370      62,038
          Total other income                      465,505     414,285
Other expense:
   Salaries and other personnel expense           958,957     980,606
   Net occupancy and equipment expense            284,304     253,080
   Other operating expense                        466,512     613,613
   Net loss on securities transactions                 -       12,557
          Total other expense                   1,709,773   1,859,856
          Earnings before income taxes            841,886     240,588
Income taxes                                      232,180      51,000
          Net earnings                         $  609,706     189,588

Earnings per common share based on average outstanding shares of 807,800 in 1995 and 1994:

See accompanying notes to consolidated financial statements.

                        FNB BANKING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)
                                                        1995       1994
Cash flows from operating activities:
   Net earnings                                   $   609,706      189,588
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
     Provision for loan losses                            -         85,000
     Writedowns and losses on sales of repossessed
       collateral                                       5,658      117,320
     Depreciation, amortization and accretion          77,932      104,892
     Net loss on securities transactions                  -         12,557
     Loss on disposal of premises and equipment           -         40,112
     Change in assets and liabilities:
       Mortgage loans held for sale                     6,289       68,040
       Interest receivable                             52,059        9,968
       Interest payable                                50,045       (6,707)
       Other, net                                      71,313       91,209

      Net cash provided by operating activities       873,002      711,979

Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns of
   investment securities held to maturity             841,085    1,984,014
   Proceeds from sales, maturities and paydowns of
     investment securities available for sale          38,624    2,047,495
   Purchases of investment securities held
     to maturity                                           -      (876,016)
   Purchases of investment securities available
     for sale                                              -    (1,000,000)
   Net change in loans                             (3,397,874)  (1,321,815)
   Purchases of premises and equipment                (43,820)    (204,299)
   Proceeds from sales of repossessed collateral       16,342      411,453

    Net cash provided by investing activities      (2,545,643)   1,040,832

Cash flows from financing activities:
   Net change in deposits                           2,143,064    6,327,738
   Net change in federal funds purchased           (1,500,000)    (800,000)
   Repayment of long-term debt                        (41,667)     (41,667)
   Dividends paid                                    (484,680)    (444,290)

     Net cash provided by financing activities        116,717    5,041,781

Net increase (decrease) in cash and
   cash equivalents                                (1,555,924)   6,794,592

Cash and cash equivalents at beginning
   of the period                                   13,069,918    6,999,936

Cash and cash equivalents at end of period        $11,513,994   13,794,528

See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Basis of Presentation
    The consolidated financial statements include the accounts of FNB Banking Company (the Company) and its wholly-owned subsidiary, the First National Bank of Griffin (Griffin). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature.

(2) Change in Account Principle - Impaired Loans
    Effective January 1, 1995, the Company changed its method of accounting for impaired loans and adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fee or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. The impact of the adoption of SFAS 114 as of January 1, 1995 is immaterial to the consolidated financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                For Each of the Three Months in the Periods Ended
                             March 31, 1995 and 1994


Financial Condition

   Total assets at March 31, 1995 were $147,835,372, representing a $1,183,450 (0.8%) increase from December 31, 1994. Deposits increased $2,143,064 (1.7%) from December 31, 1994. Loans increased $3,414,831
(3.4%). The allowance for loan losses at March 31, 1995 totalled $1,262,315 representing 1.2% of total loans compared to December 31, 1994 totals of $1,245,314 also representing 1.2% of total loans. Cash and cash equivalents decreased $1,555,924 from December 31, 1994.

    The total of nonperforming assets which includes nonaccruing loans,repossessed collateral and loans for which payments are more than 90 days past due increased 10.0% or $178,000 from $1,783,000 at December 31,1994 to $1,961,000 at March 31, 1995. There were no related party loans which were considered nonperforming at March 31, 1995.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in November 1994. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

    Net interest income increased $314,995 (17.8%) in the first three months of 1995 compared to the same period for 1994. Interest income for the first three months of 1995 was $3,106,314 representing an increase of $408,352 (15.1%) over the same period in 1994. Interest expense for the first three months of 1995 increased $93,357 (10.1%) compared to the same period in 1994.

    The provision for loan losses for the first three months of 1995 decreased $85,000 compared to the same period for 1994. No provision was made during the first three months of 1995 compared to an $85,000 provision made for the same period in 1994. Net recoveries during the first three months of 1995 amounted to $17,000. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other expenses for the first three months of 1995 decreased
$150,083 (8.1%) compared to the first three months in 1994. The decrease is primarily attributable to a loss on the sale of repossessed collateral of $110,000 and a loss on the disposal of premises and equipment of $40,000 that occurred during the first three months of 1994. Income tax expense expressed as a percentage of earnings before income taxes increased primarily as a result of the decrease in tax-exempt income as a percentage of total income.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, continued

                For the Three Months Ended March 31, 1995


Capital

    The following tables present FNB Banking Company's regulatory capital position at March 31, 1995:

    Risk-Based Capital Ratios


    Tier 1 Tangible Capital, Actual                             14.0%
    Tier 1 Tangible Capital minimum requirement                  4.0%

    Excess                                                      10.0%

    Total Capital, Actual                                       15.1%
    Total Capital minimum requirement                            8.0%

    Excess                                                       7.1%


    Leverage Ratio


    Tier 1 Tangible Capital to adjusted total assets
       ("Leverage Ratio")                                       10.8%

    Minimum leverage requirement                                 3.0%

    Excess                                                       7.8%

                           PART II.  OTHER INFORMATION
                       FNB BANKING COMPANY AND SUBSIDIARY

Item 1. Legal Proceedings
        None
Item 2. Changes in Securities
        None
Item 3. Defaults Upon Senior Securities
        None
Item 4. Submission of Matters to a Vote of Security Holders
        (a) FNB Banking Company's annual meeting of stockholders was held on March 23, 1995.

        (b) The following is a summary of matters submitted to a vote of security holders:

            1. The election of the following directors to serve the
               current year term:

                 C.A. Knowles
                 James A. Mankin
                 W. Cameron Mitchell
                 John T. Newton, Jr.
                 John T. Newton, Sr.
                 David G. Newton
                 J. Henry Cheatham, III

            A tabulation of votes concerning the above issues is as follows:

                                                              Director
                                                              Election

            Shares voted by proxy in favor                     564,930
            Shares voted in person in favor                     75,046
            Shares voted in person against                        -
            Shares abstained from voting                          -
            Total shares represented                           639,976
            Total shares outstanding                           807,800



            * - Directors were elected by slate, not individually.
                Vote tabulation is therefore by slate.


Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        The following Exhibit is filed as a part of this report:
        Exhibit No.       Description
             27        Financial Data Schedule

                       FNB BANKING COMPANY AND SUBSIDIARY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FNB BANKING COMPANY



                                    By: /S/ C.A. Knowles
                                       _______________________________
                                       C.A. Knowles, President and
                                       Treas.
                                       (Principal Executive Officer)


                                   Date:______________________________



                                    By:  /S/ William K. Holmes
                                        ______________________________
                                        William K. Holmes
                                         Assistant Treasurer
                                         (Principal Accounting Officer)


                                  Date:_______________________________