Form 10QSB
period 1995-06-30
FNB BANKING CO
filed 1995-08-11
CIK 757262

                                    UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1995

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from                   to

                         Commission file number 2-94292

                               FNB Banking Company
             (Exact name of registrant as specified in its charter)

            Georgia                              58-1479370
  (State of Incorporation)          (I.R.S. Employer Identification No.)

    318 South Hill Street
    Griffin, Georgia                                           30224
     (Address of principal executive                          (Zip Code)
     offices)

                                  770-227-2251
                               (Telephone Number)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES XX   NO

              Common stock, par value $1 per share:  807,800 shares
                         outstanding as of July 24, 1995

                     FNB BANKING COMPANY AND SUBSIDIARY

                                      INDEX

                                                                     Page No.

PART I      FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheet (unaudited) at June 30, 1995       2

        Consolidated Statements of Earnings (unaudited) for the Three
           Months and the Six Months Ended June 30, 1995 and 1994     3

        Consolidated Statements of Cash Flows (unaudited) for the Six
           Months Ended June 30, 1995 and 1994                        4

        Notes to Consolidated Financial Statements (unaudited)        5

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                      6-7

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                             8

Item 2. Changes in Securities                                         8

Item 3. Defaults Upon Senior Securities                               8

Item 4. Submission of Matters to a Vote of Security Holders           8

Item 5. Other Information                                             8

Item 6. Exhibits and Reports on Form 8-K                              8

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       FNB BANKING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  June 30, 1995
                                   (Unaudited)

                                     Assets


Cash and due from banks                                        $  10,838,903
Federal funds sold                                                 2,250,000
Investment securities held to maturity (approximate
   market value of $18,102,202)                                   17,987,786
Investment securities available for sale (amortized
   cost of $7,195,376)                                             7,104,360
Other investments                                                  1,120,510
Mortgage loans held for sale                                         114,945

Loans                                                            105,606,227
Less:Unearned income                                                (238,724)
     Allowance for loan losses                                    (1,210,557)

           Loans, net                                            104,156,946

Premises and equipment, net                                        5,479,383
Other assets                                                       1,465,007

                                                               $ 150,517,840

                      Liabilities and Stockholders' Equity

Liabilities:
   Deposits:
     Noninterest-bearing                                       $  26,179,327
     Interest-bearing                                            105,988,926

           Total deposits                                        132,168,253

   Notes payable                                                   1,027,779
   Other liabilities                                               1,411,850

           Total liabilities                                     134,607,882

Stockholders' equity:
   Common stock, $1 par value; authorized
     5,000,000 shares; issued and outstanding
     807,800 shares                                                  807,800
   Retained earnings                                              15,162,229
   Unrealized loss on investment securities, net of tax              (60,071)

           Total stockholders' equity                             15,909,958

                                                               $ 150,517,840

See accompanying notes to consolidated financial statements.

                        FNB BANKING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Earnings
      For the Three Months and the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                              Three Months          Six Months
                                                 Ended                 Ended
                                          1995       1994         1995      1994

Interest income:
   Loans                             $ 2,722,514   2,315,949   5,399,822  4,595,072
   Investment securities:
     Tax exempt                          144,986     144,920     285,193    293,278
     Taxable                             287,321     279,640     568,622     535,631
   Federal funds sold                     19,319      46,763      26,817     61,253
      Total interest income            3,174,140   2,787,272   6,280,454  5,485,234
Interest expense:
   Deposits                            1,057,165     874,692   2,049,688  1,782,600
   Federal funds purchased                 7,471       -          15,086      2,915
   Notes payable                          20,456      17,126      40,478     33,106
      Total interest expense           1,085,092     891,818   2,105,252  1,818,621
      Net interest income              2,089,048   1,895,454   4,175,202  3,666,613
Provision for loan losses                  3,500       -           3,500     85,000
   Net interest income after provision for loan losses
                                       2,085,548   1,895,454   4,171,702  3,581,613
Other income:
   Service charges on deposit accounts   397,217     366,295     757,352    692,292
   Fees for trust services                45,000      46,250      90,000     72,500
   Net gain on securities transactions      -        101,300        -        88,743
   Other operating income                139,719      60,722     200,089    122,760
      Total other income                 581,936     574,567   1,047,441    976,295
Other expense:
   Salaries and other personnel expense  990,351   1,004,454   1,949,308  1,985,060
   Net occupancy and equipment expense   233,635     262,019     517,939    515,099
   Other operating expense               509,252     470,279     975,764  1,083,892
      Total other expense              1,733,238   1,736,752   3,443,011  3,584,051
      Earnings before income taxes       934,246     733,269   1,776,132    973,857
Income taxes                             297,120     219,000     529,300    270,000

      Net earnings                   $   637,126     514,269   1,246,832    703,857

Earnings per common share based on average outstanding
   shares of 807,800 in 1995 and 1994:
     Net earnings per share          $       .79         .64        1.54       .87

     Dividends per common share      $       .25         .15         .25       .15








See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                       Six Months Ended June 30,
                                                           1995             1994
Cash flows from operating activities:
   Net earnings                                        $1,246,833          703,857
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Provision for loan losses                          3,500           85,000
         Writedowns and losses on sales of repossessed
          collateral                                        5,658          117,320
         Depreciation, amortization and accretion         149,989          208,728
         Loss (gain) on securities transactions              -             (88,743)
         Loss on disposal of premises and equipment          -              40,112
         Change in assets and liabilities:
          Interest receivable                             (21,144)         (21,595)
          Interest payable                                 55,792          (25,604)
          Other, net                                      309,684          779,131
          Mortgage loans held for sale                    (72,307)          60,880
              Net cash provided by operating activities 1,678,005        1,859,086
Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns of
     investment securities held to maturity             1,004,245        3,600,057
   Proceeds from sales, maturities and paydowns of
     investment securities available for sale              76,304        2,218,750
   Proceeds from sales and maturities of other investments  9,800            -
   Purchases of investment securities held to maturity   (198,370)      (3,806,485)
   Purchases of investment securities available for sale     -            (992,500)
   Change in loans                                     (4,333,661)      (1,227,199)
   Purchases of premises and equipment                    (59,399)        (232,987)
   Proceeds from sales of repossessed collateral           16,342          411,453

              Net cash used by investing activities    (3,484,739)         (28,911)

Cash flows from financing activities:
   Net change in deposits                               3,893,732        5,765,035
   Net change in federal funds purchased               (1,500,000)        (800,000)
   Repayments of long-term debt                           (83,333)         (83,333)
   Dividends paid                                        (484,680)        (444,290)

              Net cash provided by financing
                activities                              1,825,719        4,437,412

Net increase (decrease) in cash and cash equivalents       18,985        6,267,587

Cash and cash equivalents at beginning of period       13,069,918        6,999,936

Cash and cash equivalents at end of period            $13,088,903       13,267,523

Supplemental cash flow information:
   Cash paid for income taxes                         $   501,000          103,000
   Cash paid for interest                             $ 2,050,207        1,844,225

See accompanying notes to consolidated financial statements.

                    FNB BANKING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Basis of Presentation
    The consolidated financial statements include the accounts of FNB
     Banking Company (the Company) and its wholly-owned subsidiary, the First National Bank of Griffin (Griffin). All significant inter-company accounts and transactions have been eliminated in consolidation.

    The consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature.

(2) Change in Accounting Principle
    Effective January 1, 1995, the Company changed its method of accounting for impaired loans and adopted Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 requires that impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fee or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or the fair value of the collateral of the loan if the loan is collateral dependent. The impact of the adoption of SFAS 114 as of January 1, 1995 is immaterial to the consolidated financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                 For Each of the Six Months in the Periods Ended
                             June 30, 1995 and 1994


Financial Condition

     Total assets at June 30, 1995 were $150,517,840, representing a $3,865,918 (2.6%) increase from December 31, 1994. Deposits increased $3,893,732 (3.0%) from December 31, 1994. Loans increased $4,320,698
(4.3%). The allowance for loan losses at June 30, 1995 totalled $1,210,557, representing 1.1% of total loans compared to December 31, 1994 totals of $1,245,314 representing 1.2% of total loans. Cash and cash equivalents increased $18,985 from December 31, 1994.

     The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due decreased 4.2% or $74,000 from $1,783,000 at December 31, 1994 to $1,709,000 at June 30, 1995. There were no related party loans which were considered nonperforming at June 30, 1995.

     The Company's subsidiary bank was most recently examined by its primary regulatory authority in November 1994. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

    Net interest income increased $508,589 (13.9%) in the first six months of 1995 compared to the same period for 1994. Interest income for the first six months of 1995 was $6,280,454, representing an increase of $795,220 (14.5%) over the same period in 1994. Interest expense for the first six months of 1995 increased $286,631 (15.8%) compared to the same period in 1994.

    The provision for loan losses for the six months of 1995 decreased $81,500 compared to the same period for 1994. The decrease is attributable to a $3,500 provision made for the first six months of 1995 compared to a $85,000 provision made for the same period in 1994. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other expenses for the six months of 1995 decreased $141,040 (3.9%) compared to the first six months in 1994. The decrease is primarily attributable to a loss on the sale of repossessed collateral of $110,000 and a loss on the disposal of premises and equipment of $40,000 that occurred during the first six months of 1994. Income tax expense expressed as a percentage of earnings before income taxes increased primarily as a result of the decrease in tax-exempt income as a percentage of total income.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, continued

                     For the Six Months Ended June 30, 1995


Capital

    The following tables present FNB Banking Company's regulatory capital position at June 30, 1995:

    Risk-Based Capital Ratios


    Tier 1 Tangible Capital, Actual                             14.7%
    Tier 1 Tangible Capital minimum requirement                  4.0%

    Excess                                                      10.7%

    Total Capital, Actual                                       15.8%
    Total Capital minimum requirement                            8.0%

    Excess                                                       7.8%


    Leverage Ratio


    Tier 1 Tangible Capital to adjusted total assets
       ("Leverage Ratio")                                       10.7%

    Minimum leverage requirement                                 3.0%

    Excess                                                       7.7%

                           PART II.  OTHER INFORMATION

                       FNB BANKING COMPANY AND SUBSIDIARY



Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        None

                        FNB BANKING COMPANY AND SUBSIDIARY

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FNB BANKING COMPANY



                                   By: \S\ C.A. Knowles
                                      --------------------------------
                                      C.A. Knowles, President and Tres.
                                      (Principal Executive Officer)


                                   Date:_____________________________



                                   By:\S\ William K. Holmes
                                      -------------------------------
                                      William K. Holmes
                                      Assistant Treasurer
                                      (Principal Accounting Officer)


                                   Date:__________________________