Form 10QSB/A
period 1995-06-30
FNB BANKING CO
filed 1995-08-11
CIK 757262

                               PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

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

                        FNB BANKING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Earnings
            For the Three Months and Six Months Ended June 30, 1995 and 1994
                                (Unaudited)
                                              Three Months          Six Months
                                                 Ended                 Ended
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

                       FNB BANKING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                          1995             1994
Cash flows from operating activities:
   Net earnings                                        $1,246,833          703,857
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Provision for loan losses                          3,500           85,000
         Writedowns and losses on sales of repossessed
          collateral                                        5,658          117,320
         Depreciation, amortization and accretion         149,989          208,728
         Loss (gain) on securities transactions              -             (88,743)
         Loss on disposal of premises and equipment          -              40,112
         Change in assets and liabilities:
          Interest receivable                             (21,144)         (21,595)
          Interest payable                                 55,792          (25,604)
          Other, net                                      309,684          779,131
          Mortgage loans held for sale                    (72,307)          60,880
              Net cash provided by operating activities 1,678,005        1,859,086
Cash flows from investing activities:
   Proceeds from sales, maturities and paydowns of
     investment securities held to maturity             1,004,245        3,600,057
   Proceeds from sales, maturities and paydowns of
     investment securities available for sale              76,304        2,218,750
   Proceeds from sales and maturities of other investments  9,800            -
   Purchases of investment securities held to maturity   (198,370)      (3,806,485)
   Purchases of investment securities available for sale     -            (992,500)
   Change in loans                                     (4,333,661)      (1,227,199)
   Purchases of premises and equipment                    (59,399)        (232,987)
   Proceeds from sales of repossessed collateral           16,342          411,453

              Net cash used by investing activities    (3,484,739)         (28,911)

Cash flows from financing activities:
   Net change in deposits                               3,893,732        5,765,035
   Net change in federal funds purchased               (1,500,000)        (800,000)
   Repayments of long-term debt                           (83,333)         (83,333)
   Dividends paid                                        (484,680)        (444,290)

              Net cash provided by financing
                activities                              1,825,719        4,437,412

Net increase (decrease) in cash and cash equivalents       18,985        6,267,587

Cash and cash equivalents at beginning of period       13,069,918        6,999,936

Cash and cash equivalents at end of period            $13,088,903       13,267,523

Supplemental cash flow information:
   Cash paid for income taxes                         $   501,000          103,000
   Cash paid for interest                             $ 2,049,460        1,844,225

See accompanying notes to consolidated financial statements.

                    FNB BANKING COMPANY AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) Basis of Presentation
    The consolidated financial statements include the accounts of FNB
     Banking Company (the Company) and its wholly-owned subsidiary, the company accounts and transactions have been eliminated in consolidation.

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

                                           FNB BANKING COMPANY



                                   By: \S\ C.A. Knowles
                                      --------------------------------
                                      C.A. Knowles, President and Tres.
                                      (Principal Executive Officer)


                                   Date:_____________________________



                                   By:\S\ William K. Holmes
                                      -------------------------------
                                      William K. Holmes
                                      Assistant Treasurer
                                      (Principal Accounting Officer)


                                   Date:__________________________






FNB Banking Co.
318 South Hill Street
Griffin, Ga.  30223



Securities and Exchange Commission
Operations Center
6432 General Green Way
Mail Stop 0-7
Alexandria, Va.  22312-2413


Re: FNB Banking Co.
Form 10QSB/A
Commission File Number 2-94292

Gentlemen,

We are transmitting herewith the attached Form 10QSB\A for an ammended return on accession number 0000757262-95-000004 filed August 11, 1995 at 8:33 am.


Sincerely,



William K. Holmes
Asst. Treasurer



WKH/dp