Form 10QSB
period 1995-09-30
FNB BANKING CO
filed 1995-11-14
CIK 757262

				   UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION

			      Washington, D.C. 20549

				    FORM 10-QSB

	       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		      OF THE SECURITIES EXCHANGE ACT OF 1934

		 For the Quarterly Period Ended September 30, 1995

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

				   404-227-2251
				(Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

				  YES XX   NO

	       Common stock, par value $1 per share:  807,800 shares
			outstanding as of November 4, 1995


                                        INDEX

								 Page No.
PART I      FINANCIAL INFORMATION

Item 1. Financial Statements

	Consolidated Balance Sheet (unaudited) at September 30, 1995  2

	Consolidated Statements of Earnings (unaudited) for the Three Months and the Nine Months Ended September 30, 1995 and 1994 3

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months Ended September 30, 1995 and 1994                    4-5

	Notes to Consolidated Financial Statements (unaudited)        6

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations                                   7-8

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                            9

Item 2.  Changes in Securities                                        9

Item 3.  Defaults Upon Senior Securities                              9

Item 4.  Submission of Matters to a Vote of Security Holders          9

Item 5.  Other Information                                            9

Item 6.  Exhibits and Reports on Form 8-K                             9

			  PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

			FNB BANKING COMPANY AND SUBSIDIARY
			    Consolidated Balance Sheet
				September 30, 1995
				    (Unaudited)

				      Assets
Cash and due from banks                                    $   6,700,657
Investment securities held to maturity
  (approximate market value of $16,622,244)                   16,436,870
Investment securities available for sale
  (amortized cost of $7,146,250)                               7,019,195
Other investments                                              1,120,510
Mortgage loans held for sale                                      90,950

Loans                                                        105,679,485
Less:Unearned income                                            (263,051)
    Allowance for loan losses                                 (1,311,355)

	   Loans, net                                        104,105,079

Premises and equipment, net                                    5,508,331
Other real estate owned                                          301,963
Other assets                                                   1,303,931

							   $ 142,587,486

		       Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Noninterest-bearing                                    $  22,068,938
    Interest-bearing                                         101,899,328

	   Total deposits                                    123,968,266

  Federal funds purchased                                        100,000
  Notes payable                                                  986,112
  Other liabilities                                              963,003

	   Total liabilities                                 126,017,381

Stockholders' equity:
  Common stock, $1 par value; authorized
    5,000,000 shares; issued and outstanding
    807,800 shares                                               807,800
  Retained earnings                                           15,846,161
  Unrealized loss on investment securities, net of tax           (83,856)

	   Total stockholders' equity                         16,570,105

							   $ 142,587,486

See accompanying notes to consolidated financial statements.

                               FNB BANKING COMPANY AND SUBSIDIARY
			Consolidated Statements of Earnings
For the Three Months and the Nine Months Ended September 30, 1995 and 1994
				    (Unaudited)
					       Three Months           Nine Months
						  Ended                  Ended
					     1995      1994         1995     1994

Interest income:
  Loans                                $ 2,783,633 2,551,582    8,183,456 7,146,654
  Investment securities:
    Tax exempt                             117,740   213,663      402,933   506,941
    Taxable                                275,324   173,950      843,946   709,581
    Federal funds sold                      55,282    69,049       82,099   130,302
      Total interest income              3,231,979 3,008,244    9,512,434 8,493,478
Interest expense:
  Deposits                               1,097,708   921,207    3,147,396 2,703,807
  Federal funds purchased                      490       122       15,576     3,037
  Notes payable                             19,310    18,646       59,788    51,752
      Total interest expense             1,117,508   939,975    3,222,760 2,758,596
      Net interest income                2,114,471 2,068,269    6,289,674 5,734,882
Provision for loan losses                   22,000     -           25,500    85,000
  Net interest income after
  provision for loan losses              2,092,471 2,068,269    6,264,174 5,649,882
Other income:
  Service charges on deposit accounts      418,856   368,647    1,176,208 1,060,939
  Fees for trust services                   45,000    56,250      135,000   128,750
  Net gain (loss) on securities
  transactions                             (23,750)    -          (23,750)   88,743
  Other operating income                    61,759    58,444      261,848   181,204
      Total other income                   501,865   483,341    1,549,306 1,459,636
Other expense:
  Salaries and other personnel expense     958,915   986,108    2,908,223 2,971,168
  Net occupancy and equipment expense      247,171   271,697      765,110   786,796
  Other operating expense                  445,017   456,365    1,420,781 1,540,257
      Total other expense                1,651,103 1,714,170    5,094,114 5,298,221
      Earnings before income taxes         943,233   837,440    2,719,366 1,811,297
Income taxes                               259,300   240,000      788,600   510,000
	   Net earnings                $   683,933   597,440    1,930,766 1,301,297
Earnings per common share based on average outstanding
  shares of 807,800 in 1995 and 1994:
    Net earnings per share                 $   .85       .74         2.39     1.61

    Dividends per share                    $   -         -            .25      .15








See accompanying notes to consolidated financial statements.

                       Consolidated Statements of Cash Flows
		   Nine Months Ended September 30, 1995 and 1994
				    (Unaudited)
						   Nine Months Ended September 30,
						       1995               1994
Cash flows from operating activities:
  Net earnings                                  $  1,930,766           1,301,297
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
	Provision for loan losses                     25,500              85,000
	Writedowns and losses on sales of repossessed
	  collateral                                   8,913             117,320
	Depreciation, amortization and accretion     227,618             308,597
	Loss (gain) on securities transactions        23,750             (88,743)
	Loss on disposal of premises and equipment     3,374              40,112
	Change in assets and liabilities:
	  Interest receivable                        110,548             (15,623)
	  Interest payable                            69,312              98,029
	  Prepaid expenses and other assets           28,140            (105,181)
	  Accrued expenses and other liabilities      44,766             520,107
	  Mortgage loans held for sale               (48,312)             25,383

	      Net cash provided by operating
	      activities                           2,424,375           2,286,298

Cash flows from investing activities:
  Proceeds from sales, maturities and paydowns of
    investment securities held to maturity         3,060,911           5,831,057
  Proceeds from sales, maturities and paydowns
    of investment securities available for sale    1,096,452           2,272,414
  Purchases of investment securities held to
  maturity                                          (698,370)         (5,108,906)
  Purchases of investment securities available
  for sale                                        (1,000,000)           (992,500)
  Proceeds from sales, maturities and paydowns
    of other investments                               9,800               -
  Change in loans                                 (4,591,013)         (1,833,543)
  Purchases of premises and equipment               (169,873)           (276,194)
  Proceeds from sales of repossessed collateral       16,342             411,453

	      Net cash provided (used) by investing
		 activities                       (2,275,751)            303,781

Cash flows from financing activities:
  Net change in deposits                          (4,306,255)          6,622,942
  Net change in federal funds purchased           (1,400,000)           (800,000)
  Repayments of long-term debt                      (125,000)           (125,000)
  Dividends paid  (686,630)                         (565,460)

	      Net cash provided (used) by
	      financing activities                (6,517,885)          5,132,482

Net increase (decrease) in cash and cash
equivalents                                       (6,369,261)          7,722,561

Cash and cash equivalents at beginning
of the period                                     13,069,918           6,999,936

Cash and cash equivalents at end of period      $  6,700,657          14,722,497

		  Consolidated Statements of Cash Flows, continued
		   Nine Months Ended September 30, 1995 and 1994
				    (Unaudited)
						Nine Months Ended September 30,
						       1995               1994

Supplemental cash flow information:
  Cash paid for income taxes                    $    716,000             284,000
  Cash paid for interest                        $  3,153,448           2,660,567












See accompanying notes to consolidated financial statements.

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
			     AND RESULTS OF OPERATIONS

		 For Each of the Nine Months in the Periods Ended
			    September 30, 1995 and 1994


Financial Condition

    Total assets at September 30, 1995 were $142,587,486, representing a $5,247,886 (3.6%) decrease from December 31, 1994. Deposits decreased $4,306,255 (3.4%) from December 31, 1994. Loans increased $4,244,924 (4.3%).
    The allowance for loan losses at September 30, 1995 totalled $1,311,355, representing 1.3% of total loans compared to December 31,1994 totals of $1,245,314 representing 1.2% of total loans. Cash and cash equivalents decreased $6,369,261 from December 31, 1994.

    The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due decreased 28.8% or $513,000 from $1,784,000 at December 31, 1994 to $1,271,000 at September 30, 1995. The decrease is primarily due to payments of $480,000 received by the Company on loans. There were no related party loans which were considered nonperforming at September 30, 1995.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in November 1994. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations. Results of Operations Net interest income increased $554,792 (9.7%) in the first nine months of 1995 compared to the same period for 1994. Interest income for the first nine months of 1995 was $9,512,433, representing a increase of $1,018,955 (12.0%) over the same period in 1994. Interest expense for the first nine months of 1995 increased $464,164 (16.8%) compared to the same period in 1994.

    The provision for loan losses for the first nine months of 1995 decreased $59,500 compared to the same period for 1994. The decrease is primarily attributable to net recoveries of $65,862 for the first nine months in 1995 compared to net charge-offs of $8,978 for the first nine months in 1994. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other expenses for the first nine months of 1995 decreased $204,106(3.9%) compared to the first nine months in 1994. This decrease is primarily attributable to an FDIC deposit assessment refund received in the amount of approximately $80,000 and a decrease in profit sharing contributions (expense) of $198,084 for the first nine months in 1995 compared to the first nine months in 1994. Income tax expense expressed as a percentage of earnings before income taxes increased primarily as a result of the decrease in tax-exempt income as a percentage of total income.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		       AND RESULTS OF OPERATIONS, continued

		 For Each of the Nine Months in the Periods Ended
			    September 30, 1995 and 1994


Capital

    The following tables present FNB Banking Company's regulatory capital position at September 30, 1995:

   Risk-Based Capital Ratios

   Tier 1 Tangible Capital, Actual                                 15.4%
   Tier 1 Tangible Capital minimum requirement                      4.0%

   Excess                                                          11.4%

   Total Capital, Actual                                           16.7%
   Total Capital minimum requirement                                8.0%

   Excess                                                           8.7%


     Leverage Ratio

   Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                           11.3%

   Minimum leverage requirement                                     3.0%

   Excess                                                           8.3%

		      FNB BANKING COMPANY AND SUBSIDIARY


Item 1.Legal Proceedings

       None

Item 2.Changes in Securities

       None

Item 3.Defaults Upon Senior Securities

       None

Item 4.Submission of Matters to a Vote of Security Holders

       None

Item 5.Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

       None

				    SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

				       FNB BANKING COMPANY



					    By: \S\ C.A. Knowles
					       ------------------------
					    C.A. Knowles
					    President and Treasurer
					   (Principal Executive Officer)


					    Date:______________________



					    By:\s\ William K. Holmes
					      -------------------------
					    William K. Holmes
					    Assistant Treasurer
					   (Principal Accounting Officer)


					    Date:______________________