Form 10KSB
period 1995-12-31
FNB BANKING CO
filed 1996-03-29
CIK 757262

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

/x/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

           For the fiscal year ended December 31, 1995.

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

                   Commission File No. 2-94292

                      FNB Banking Company
-----------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its charter)

          Georgia                              58-1479370
-----------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)          Identification Number)

318 South Hill Street, P.O. Drawer F, Griffin, Georgia      30224
-----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (770) 227-2251

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether there the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X  No    .
                                                   ---   ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE. REGISTRANT IS NOT REQUIRED TO BE REGISTERED UNDER THE SECURITIES EXCHANGE ACT OF 1934.

State the Issuer's revenue for its most recent fiscal year. $14,897,130.
                                                            ------------

State the aggregate market value of the voting stock held by non-affiliates: as of March 15, 1996, 566,504 Shares of Common Stock, $1.00 par value, with an aggregate value of $17,278,372 (based upon approximate market value of $30.50/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of
                                                           ------
March 15, 1996, Common Stock, $1.00 par value - 807,800 shares.
--------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Annual Report (the "Annual Report") to
Shareholders for the year ended December 31, 1995 are
incorporated by reference into Part II.
Transitional Small Business Issuer Disclosure Format.  Yes     No X
                                                           ---   ---
                       FNB BANKING COMPANY
                           FORM 10-KSB
                              INDEX                          PAGE
PART I

   Item 1.   DESCRIPTION OF BUSINESS .......................... 1

   Item 2.   DESCRIPTION OF PROPERTY ..........................21

   Item 3.   LEGAL PROCEEDINGS ............................... 22

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS .................................22

PART II

   Item 5.   MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS ..............................22

   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ...................................... 22

   Item 7.   FINANCIAL STATEMENTS ............................ 27

   Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE .......... 27

PART III

   Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS  ............................ 28


   Item 10.  EXECUTIVE COMPENSATION .......................... 29

   Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT ........................... 30

   Item 12.  CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS .................................... 31

   Item 13.  EXHIBITS AND REPORTS ON FORM 8-K ................ 32

EXHIBIT INDEX

                              PART I

Item 1.  DESCRIPTION OF BUSINESS

THE COMPANY

     FNB Banking Company, a Georgia corporation, (the "Company" or "FNB") was organized on July 13, 1982. Effective on March 1, 1983, FNB Banking Company acquired all of the 200,000 issued and outstanding shares of common stock, $10.00 par value, of First National Bank of Griffin (the "Bank"). As a result of this transaction, the former shareholders of the Bank became the shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company.

     The Company operates a full-service commercial banking business based in Griffin, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers and individual retirement accounts. The Company also finances commercial transactions, makes secured and unsecured loans and provides other financial services to its customers. The Company performs corporate, pension and personal trust services through the Bank.

     On January 17, 1996, Griffin Loans, Inc., a consumer finance subsidiary of the Bank, purchased substantially all of the assets of another consumer finance company, Zebulon Finance
Corporation, for approximately $90,000. This purchase was the result of the Company's desire to expand its financial services into a segment of the market not normally served by the Bank, particularly the small loan customer.

SERVICES

     The Bank is community oriented, with an emphasis on retail banking, and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and Visa accounts and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

DEPOSITS

     The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1995 the Bank's deposit base, totaling approximately $129 million, consisted of approximately $23 million in non-interest bearing demand deposits (18% of total deposits), approximately $35 million in interest bearing demand deposits (including money market accounts) (27% of total deposits), approximately $15 million in savings deposits (12% of total deposits),approximately $45 million in time deposits in amounts less than $100,000 (35% of total deposits), and approximately $11 million in time deposits of $100,000 or more (8% of total deposits). Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

LOANS

The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1995, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 23%, 44%, and 33%, respectively, of the Bank's total loan portfolio. On October 13, 1994, the Bank purchased the assets of Griffin Loans, Inc., a consumer finance company, and on January 17, 1996, Griffin Loans, Inc. purchased substantially all of the assets of another consumer finance company, Zebulon Finance Corporation. Most loans made by the finance company are for less than $1,000, but Griffin Loans, Inc. also makes real estate loans for larger amounts.

LENDING POLICY

     The current lending strategy of the Bank is to make loans only to persons who reside, work or own property in its primary trade area which consists of Spalding County, Georgia. Unsecured loans normally are made only to persons who maintain depository relationships with the Bank. Secured loans are made to persons who are well established and have net worth, collateral and cash flow to support the loan. Real estate loans are only made when such loans are secured by real property located in the Bank's primary trade area.

     The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which they can make to a single borrower or related group of borrowers. All unsecured loans in excess of $50,000 must have the approval of the loan committee.

     Making loans to businesses to fund working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the current earnings of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the Bank's policy to secure these loans with collateral. Many of the Bank's commercial loans are secured by real estate collateral because such collateral is superior to other types of collateral available to small businesses. Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and subject to wide fluctuation depending upon economic conditions.

     Effective March 19, 1993, inter-agency guidelines adopted by federal bank regulators including the Office of the Comptroller of the Currency went into effect mandating that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require minimum loan-to-value ratios for various types of real estate loans as set forth below, although the Bank may make exceptions to the minimum standards, which exceptions must be accounted for and tracked:

                                                                                   Loan-to-
                                                                                 Value Limit
          Loan category                                                            (percent)
          -------------                                                           ------------
          Raw land                                                                   65
          Land development                                                           75
          Construction:
            Commercial, multifamily <F1> and
              other nonresidential                                                   80
            1- to 4-family residential                                               85
          Improved Property                                                          85
          Owner-occupied 1- to 4-family and
            home equity                                                              <F2>

_________________________

<F1>      Multifamily construction includes condominiums and
          cooperatives.
<F2>      A loan-to-value limit has not been established for
          permanent mortgage or home equity loans on owner-occupied, 1- to 4-family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

LOAN REVIEW AND NON-PERFORMING ASSETS

     The loan review officer of the Company reviews the Bank's loan portfolio to determine deficiencies and corrective action to be taken. The results of the reviews by the loan review officer are presented to the President of the Bank and the Executive Committee of the Bank. On at least an annual basis, reviews are conducted for all loans over $50,000. Past due loans are reviewed at least weekly by lending officers and by the chief credit officer, and a summary report is reviewed monthly by the Board of Directors. Monthly, the Board of Directors reviews all loans over $25,000 whether current or past due.

ASSET/LIABILITY MANAGEMENT

     A committee composed of officers of the Bank is charged with managing the Bank's assets and liabilities. The committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs the Bank's overall acquisition and allocation of funds. At monthly meetings, the committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

INVESTMENT POLICY

     The Bank's investment policy is to maximize income, consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Board of Directors of the Bank. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors or a committee thereof. The President of the Bank implements the policy and reports to the full Board of Directors of the Bank on a monthly basis information concerning sales, purchases, resultant gains or losses, average maturity, federal taxable equivalent yields and appreciation or depreciation by investment categories.

COMPETITION

     The banking business is highly competitive. The Company's primary market area consists of Spalding County, Georgia, with a population of approximately 55,000. The Company competes in its market with four other commercial banks and one thrift institution. The deposit range of its competitors in the local market area is $43 million to $113 million. The Bank is the largest bank in its market area in terms of assets and deposit size, with assets and deposits at December 31, 1995 of approximately $150 million and $129 million, respectively.

     In addition to the Company's competitors in Griffin, Georgia, the Company competes with commercial banks, thrifts, various other financial institutions and brokerage houses located outside Griffin. To a lesser extent, the Company also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. In addition, the Company and any non-banking subsidiaries it may establish in the future compete and will compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies and insurance companies.

EMPLOYEES

     As of December 31, 1995, the Company and the Bank had 98 full-time and 19 part-time employees. The Company is not a party to any collective bargaining agreement. Management believes the Company enjoys satisfactory relations with its employees.

SUPERVISION AND REGULATION

     GENERAL. The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

     The Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control;
(ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal
Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisor; providing discount brokerage services; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

     The laws of Georgia require annual registration with the Department of Banking and Finance (the "DBF") by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management and intercompany relationships of a bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may make examinations of each bank holding company and each bank subsidiary thereof, other than a national bank.

     The Bank is a national bank chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of the Currency (the "OCC"). The OCC regulates or monitors all areas of the Bank's operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates and establishment of branches. Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain federal laws concerning interest rates.

     The Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provisions having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing thedevelopment or continuance of unsound and unsafe banking practices.

     The Company is an "affiliate" of the Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to the Company, (ii) investments in the stock or securities of the Company by the Bank, (iii) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower and (iv) the purchase of assets from the Company by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     PAYMENT OF DIVIDENDS. The Company is a legal entity separate and distinct from the Bank. Most of the revenues of the Company result from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Company to its shareholders.

     As a national bank, the Bank is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by the Board of Directors in any year will exceed the total of the Bank's net profits (as defined and interpreted by regulation) for that year, plus
(ii) the Bank's retained net profits (as defined and interpreted by regulation) of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice
(which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1995, retained earnings available from the Bank to pay dividends totalled approximately $3,000,000 million. For 1995, the Company's cash dividend payout to stockholders was 27% of net income.

     MONETARY POLICY. The results of operations of the Bank, and therefore the Company, are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

     CAPITAL ADEQUACY. The Federal Reserve and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1)a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the OCC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the OCC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the OCC and the Federal Reserve have proposed amending the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The proposed revisions are not expected to have a significant effect on the Company's capital requirements, if adopted in their current form.

     In addition, effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

     The OCC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an"undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The OCC regulations also establish procedures for"downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the OCC's regulations, the Bank was a "well capitalized" institution at December 31, 1995.

CAPITAL ADEQUACY

         Set forth below are pertinent capital ratios for the Company and the Bank as of December 31, 1995.

Minimum Capital Requirements                Company               Bank
----------------------------                -------               ----
Tier 1 Capital to Risk-based                 14.95%              15.51% (1)
   Assets:  4.00%

Total Capital to Risk-based                  16.06%              16.76% (2)
   Assets:  8.00%

Leverage Ratio (Tier 1 Capital               11.36%              10.70% (3)
   to Total Assets): 3.00%

(1)  Minimum for "Well Capitalized" Banks = 6%
(2)  Minimum for "Well Capitalized" Banks = 10%
(3)  Minimum for "Well Capitalized" Banks = 5%

         RECENT LEGISLATIVE AND REGULATORY ACTION.  On April
19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which compares an institution s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank s outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon the Company and the Bank.

     Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994 the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

     On September 23, 1994, President Clinton signed the Reigle Community Development and Regulatory Improvement Act of 1994 (the "Regulatory Improvement Act"). The Regulatory Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

    On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the"Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial Institutions Code were superseded by the Federal Interstate Bill.

   On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any bank located in Georgia or group of affiliated banks under one holding company to establish new or additional branch banks in up to three additional counties anywhere within the State of Georgia where the bank does not currently have operations. After July 1, 1998, all restrictions on state-wide branching would be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching of banks within a county, via merger or consolidation with an existing bank or in certain other limited circumstances. Although Governor Miller has not yet signed the Georgia Intrastate Bill into law, he is expected to do so.

     FDIC INSURANCE ASSESSMENTS FOR THE BANK. The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first six months of 1995, the Bank was assessed $.23 per $100 of deposits based upon a risk-based system whereby banks are assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average $.259 per $100 of deposits.

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $80,081 to the Bank for premium over payments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92%) of the industry). As a result, the Bank will pay only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Bank would have been reduced by approximately $284,000.

SELECTED STATISTICAL INFORMATION


The following section presents consolidated statistical information for FNB Banking Company which supplements the financial data discussed elsewhere herein.


Index to Selected Statistical Information

Table 1   Average Balances and Interest Rates
Table 2   Volume-Rate Analysis
Table 3   Investment Portfolio
Table 4   Loan Portfolio
Table 5   Allowance for Loan Losses
Table 6   Deposits
Table 7   Selected Ratios


Average balances contained in the following selected statistical information generally represent average daily balances for all periods.

Table 1
Average Balances and Interest Rates

The table below shows the month-end average balance outstanding for each category of interest earning assets and interest-bearing liabilities for the indicated periods, and the average rate of interest earned or paid thereon.

                                                                                   For the Years Ended December 31,
                                                                                   (Amounts are presented in thousands)

                                                      1995                         1994                             1993
                                           -----------------------------  -----------------------------  ---------------------------
                                           Average                Yield/  Average                Yield/  Average              Yield/
                                           Balance    Interest    Rate    Balance    Interest    Rate    Balance    Interest   Rate
                                           -------    --------    ------  -------    --------    ------- -------    -------    -----
Assets:
Interest earning assets:
   Loans (including loan fees)            $107,447     11,017     10.25%   100,946     9,550      9.46%   91,623     9,103     9.94%
   Investment securities:
      Taxable                               16,399      1,118      6.82%    16,384     1,050      6.41%   19,398     1,241     6.40%
      Non-taxable                            8,746        786      8.98%     9,516       844      8.87%   10,213       947     9.27%
   Federal funds sold                        2,013        120      5.96%     4,582       202      4.41%    6,576       194     2.95%
                                           -------    -------      ----    -------    ------      ----   -------    ------     ----
        Total interest earning assets      134,605     13,041      9.69%   131,428    11,646      8.86%  127,810    11,485     8.99%

   Other non-interest earnings assets       12,106                          12,310                        14,190
                                           -------                         -------                       -------
        Total assets                      $146,711                         143,738                       142,000
                                           =======                         =======                       =======

Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Deposits:
      Interest-bearing demand and
       savings                            $ 49,623      1,329      2.68%     52,462     1,412      2.69%  50,148     1,525    3.04%
      Time                                  53,918      2,928      5.43%     51,948     2,214      4.26%  56,987     2,433    4.27%
      FHLB                                     380         26      6.84%       -         -           -      -         -         -
   Long-term debt                            1,021         78      7.64%      1,188        71      5.98%   1,361        70     5.14%
   Federal funds purchased and
    securities sold under repurchase           279         17      6.10%         40         2      5.00%       2      -         -
                                           -------    -------      ----    -------    ------      ----   -------    ------     ----
        Total interest-bearing
             liabilities                   105,221      4,378      4.16%    105,638     3,699      3.50% 108,498     4,028     3.71%

Other non-interest bearing liabilities      26,118                           23,960                       20,108
Stockholders' equity                        15,372                           14,140                       13,394
                                           -------                           ------                       ------
        Total liabilities and
         stockholders' equity             $146,711                          143,738                      142,000
                                           =======                          =======                      =======

Excess of interest-earning assets
   over interest bearing liabilities      $ 29,384                          25,790                        19,312
                                           =======                          ======                        ======
Ratio of interest-earning assets
  to interest-bearing liabilities           127.93%                         124.41%                       117.80%

Net interest income                                     8,663                            7,947                         7,457

Net interest spread                                                5.53%                           5.36%                       5.28%
Net interest yield on interest earning assets                      6.44%                           6.05%                       5.83%

Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

Tax exempt income is calculated on a tax equivalent basis.

Table 2
Volume-Rate Analysis


The following table shows a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1995 over 1994, and 1994 over 1993.

                                    1995 over 1994
                                    --------------

                        Increase (decrease) due to changes in:
                        --------------------------------------
                         (Amounts are presented in thousands)

                                             Volume    Rate      Total
                                             ------    ----      -----
Interest income on:
 Loans (including loan fees)                $ 641       826     1,467
 Investment securities:
   Taxable                                      1        67        68
   Non-taxable                                (67)        9       (58)
 Federal funds sold                          (103)       21       (82)
                                             ----       ---     -----
    Total interest earning assets           $ 472       923     1,395
                                              ===       ===     =====
Interest expense on:
 Deposits:
   Interest-bearing demand and savings     $  (78)       (5)      (83)
   Time                                       104       610       714
   FHLB                                        13        13        26
 Long-term debt                               (21)       28         7
 Federal funds purchased                       12         3        15
                                              ---       ---       ---
    Total interest-bearing liabilities      $  30       649       679
                                              ===       ===       ===

Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 2
Volume-Rate Analysis (continued)

                                    1994 over 1993
                                    --------------
                        Increase (decrease) due to change in:
                        -------------------------------------
                         (Amounts are presented in thousands)

                                             Volume    Rate      Total
                                             ------    ----      -----
Interest income on:
 Loans (including loan fees)              $    851      (404)      447
 Investment securities:
   Taxable                                    (193)        2      (191)
   Non-taxable                                 (63)      (40)     (103)
 Federal funds sold                            (13)       21         8
                                              ----      ----      ----
    Total interest earning assets         $    582      (421)      161
                                              ====      ====      ====
Interest expense on:
 Deposits:
   Interest-bearing demand and savings    $     77      (190)     (113)
   Time                                       (213)       (6)     (219)
 Long-term debt                                 (5)        6         1
 Federal funds purchased                         2      -            2
                                              ----      ----      ----
    Total interest-bearing liabilities    $   (139)     (190)     (329)
                                              ====      ====      ====

Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 3
Investment Portfolio

The following table presents the investments by category at December 31, 1995, 1994 and 1993:

                                        (Amounts are presented in thousands)

Held to maturity (at amortized cost)         1995      1994      1993
                                             ----      ----      ----
United States treasury and agencies      $  4,710     5,677     3,996
State, county and municipal                 8,062     9,475    10,080
Mortgage-backed                             2,849     3,632    12,731
                                           ------    ------    ------
   Totals                                $ 15,621    18,784    26,807
                                           ======    ======    ======

                                                (Amounts are presented in thousands)

                                                 1995                  1994
                                                 ----                  ----
Available for Sale                        Amortized   Estimated   Amortized   Estimated
                                             Cost    Fair Value      Cost     Fair Value
                                          ---------  ----------   ---------   ----------
United States treasury and agencies        $ 1,995     2,015        1,994        1,844
Mortgage-backed                              5,092     5,048        5,285        4,899
                                             -----     -----        -----        -----
                                           $ 7,087     7,063        7,279        6,743
                                             =====     =====        =====        =====

Other investments                       1995      1994      1993
                                        ----      ----      ----

                                      $ 1,121     1,130      646
                                        =====     =====      ===

SFAS 115 was adopted as of January 1, 1994. As such, there were no securities classified as available for sale prior to 1994.

The following table presents the maturities of all investment securities at amortized cost and the weighted average yields for each range of maturities presented.

                             (Amounts are presented in thousands)

                         United States      Mortgage-                      Weighted
Maturities at            Treasury and        Backed       State, County     Average
December 31, 1995          Agencies       Securities     and Municipal      Yields
-----------------        --------------   ----------     ---------------   ---------
Within 1 year              $   -             82               560           10.01%
After 1 through 5 years     6,405         6,538             2,315            6.74%

After 5 through 10 years      300         1,321             4,335            7.97%
After 10 years                 -            -                 852           10.00%
                            -----         -----             -----
      Totals               $6,705         7,941             8,062
                            =====         =====             =====

Table 3
Investment Portfolio, continued


Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities.

Other investments included Federal Reserve Bank stock, Federal Home Loan
Bank stock and common stock in two companies for which no readily determinable market value exists. These securities are not included in the maturity analysis above.

Yields on tax exempt securities are calculated on a tax equivalent basis.

Table 4
Loan Portfolio


The following table presents loans by type at the end of each of the last five years.

                                                               December 31,
                                                               ------------

                                           1995        1994         1993        1992         1991
                                           ----        ----         ----        ----         ----
                                                    (Amounts are presented in thousands)
Commercial, financial
  and agricultural                      $  35,761       36,950      35,184       34,799      55,685
Real estate - construction                  2,334        2,136         734        1,082       2,204
Real estate-mortgage                       45,273       40,692      43,054       38,897      53,101
Installment loans to
  individuals                              24,887       21,507      19,303       17,198      23,185
                                          -------      -------      ------       ------     -------
                                          108,255      101,285      98,275       91,976     134,175

Less:  Unearned income                       (287)        (180)        (41)         (67)       (783)
       Allowance for loan losses           (1,273)      (1,245)     (1,442)      (1,756)     (2,291)
                                          -------      -------      ------       ------     -------
            Loans, net                 $  106,695       99,860      96,792       90,153     131,101
                                          =======      =======      ======       ======     =======

As of December 31, 1995 maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

                                                      Commercial,             Real
                                                     Financial and           Estate
      Maturity                                        Agricultural         Construction          Total
      --------                                       -------------         ------------          -----
      Within 1 year                                      $ 21,122             2,334              23,456
      1 to 5 years                                         14,639               -                14,639
                                                           ------             -----              ------
           Totals                                        $ 35,761             2,334              38,095
                                                           ======             =====              ======

Table 4
Loan Portfolio, continued


As of December 31, 1995, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows
(amounts are presented in thousands):

                                                     Fixed          Variable
                                                   Interest         Interest
                                                     Rates            Rates           Total
                                                   --------         --------          -----
  Commercial, financial and agricultural:
      1 to 5 years                                 $ 10,201            4,438          14,639
                                                     ======            =====          ======

The following summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 1995, 1994, 1993, 1992 and 1991 (amounts are presented in thousands):

                                                                December 31,
                                                                ------------

                                                   1995         1994        1993         1992        1991
                                                   ----         ----        ----         ----        ----
Other real estate and repossessions               $ -             -          524          142         804

Accruing loans 90 days or more
  past due                                           148          144         165           80         763

Non-accrual loans                                    677        1,640       2,502        2,274       3,510

Interest on non-accrual loans which
  would have been reported                            67          158         175          275         496


A loan is placed on non-accrual status when, in management's judgement, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

Table 5
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

                                                                     December 31,

                                                      1995        1994        1993        1992        1991
                                                      ----        ----        ----        ----        ----
                                                             (Amounts are presented in thousands)

Balance at beginning of year                        $ 1,245      1,442        1,756       2,291       1,743
Charge-offs:
   Commercial, financial and agricultural                62         81          760         772         823
   Real estate-construction                             -          -            -           -           -
   Real estate-mortgage                                 -          -            -           -           -
   Installment loans to individuals                     348        371          146         187         372
                                                      -----      -----        -----       -----       -----
                                                        410        452          906         959       1,195
                                                      -----      -----        -----       -----       -----
Recoveries:
   Commercial, financial and agricultural               223         97           17         137          46
   Real estate-construction                             -          -            -           -            -
   Real estate-mortgage                                 -          -            -           -            -
   Installment loans to individuals                     184         73           50         136          50
                                                      -----      -----        -----       -----       -----
                                                        407        170           67         273          96
                                                      -----      -----        -----       -----       -----
   Net charge-offs                                        3        282          839         686       1,099

   Split-off of subsidiary                              -          -            -          (592)         -

   Additions charged to operations                       31         85          525         743       1,647
                                                      -----      -----        -----       -----       -----
   Balance at end of year                           $ 1,273      1,245        1,442       1,756       2,291
                                                      =====      =====        =====       =====       =====
Ratio of net charge-offs during the period
   to average loans outstanding during
   the period                                          .00%       .28%         .92%        .55%       .82%

The Company has a dedicated loan review function. All loans $50,000 or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are constantly monitored by the loan review function to ensure early identification of deterioration. The formal allowance for loss adequacy test is performed the month end before each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

Table 6
Deposits


The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                                       December 31,
                                           (Amounts are presented in thousands)

                                                 1995                1994                1993
                                                 ----                ----                ----
                                           Amount     Rate     Amount     Rate     Amount     Rate
                                           ------     ----     ------     ----     ------     ----
Demand deposits:
 Non-interest bearing                    $ 23,822      -        23,807      -      19,389        -
 Interest-bearing demand
   and savings                             49,623    2.68%      52,462    2.69%    50,148      3.04%
 Time deposits                             53,918    5.43%      51,948    4.26%    56,987      4.27%
                                          -------              -------            -------
      Totals                             $127,363              128,217            126,524
                                          =======              =======            =======

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1995 are summarized as follows
(amounts are presented in thousands):

    Within 3 months                                          $ 2,026,562
      After 3 through 6 months                                 1,402,523
      After 6 through 12 months                                1,577,605
      After 12 months                                          2,694,881
                                                               ---------
            Total                                            $ 7,701,571
                                                               =========

Table 7
Selected Ratios


The following table sets out certain ratios of the consolidated entity for the years indicated.

                                                                  1995              1994            1993
                                                                  ----              ----            ----
  Net income to:
      Average stockholders' equity                                16.59%           12.89%           12.45%
      Average assets                                               1.73%            1.27%            1.17%
  Dividends to net income                                         26.92%           33.23%           33.87%
  Average equity to average assets                                10.47%            9.84%            9.43%

Item 2.  DESCRIPTION OF PROPERTY

     The Company's main office is located at 318 South Hill
Street, Griffin, Georgia, 30223, and its telephone number at that office is (770) 227-2251.

     The Company distributes its services through three full-service banking offices, and one limited-service banking office as follows:

       Main Office
      -----------
      318 South Hill Street
      Griffin, Georgia 30223

      Northside Bank Branch
      ---------------------
      1475 West McIntosh Road
      Griffin, Georgia  30223

      Southside Bank Branch
      ---------------------
      1103 Zebulon Road
      Griffin, Georgia  30223

      Kroger Griffin Branch
      ---------------------
      Limited Service Office
      ----------------------
      100 Spalding Village
      Griffin, Georgia  30223

     The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South Hill Street, Griffin, Georgia. The Company's main office is subject to a mortgage in the principal amount of $944,445 at December 31, 1995. None of the other properties of the Company are subject to encumbrances. The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies. The Company or the Bank owns these properties, except the Kroger Griffin Branch Limited Office, which is leased. In addition, the Bank leases? owns offices at 114 West Solomon, Griffin, Georgia and 509 B2 Highway 19 South, Zebulon, Georgia in which Griffin Loans, Inc. conducts its operations. During
1990, the Bank acquired property at 1453 West McIntosh Road, adjacent to its Northside Branch. The property was acquired for possible expansion purposes.

Item 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of their property is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.

                  PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     STOCK. There is no established public trading market for the Company Stock. As of March 15, 1996, the Company had 469 shareholders of record.

     DIVIDENDS. In 1995 and 1994, the Company declared cash dividends of $686,630 ($.85 per share) and $605,850 ($.75 per share), respectively. The Company intends to continue paying cash dividends on a semi-annual basis. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 9 to the Company's consolidated financial statements appearing on page 15 of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   FNB Banking Company (the "Company") is a one bank holding company organized in 1983. The Company had one subsidiary, First National Bank of Griffin, Georgia (the "Bank") at both December 31, 1995 and 1994. Effective October 13, 1994, the Bank acquired certain assets of Griffin Loans, Inc., a consumer finance company, for $386,500. Analysis of the results of operations and average balances comparing 1995 and 1994 as well as year end financial condition analysis comparing 1995 and 1994 have not been materially impacted by the acquisition of Griffin Loans, Inc.

FINANCIAL CONDITION - 1995 VS. 1994

   During 1995, average total assets increased $2,973,000 (2%) over 1994. Average deposits decreased $854,000 (1%) in 1995 over 1994. Average loans increased $6,501,000 (6%) in 1995 over 1994.

   Year-end balances at both December 31, 1995 and 1994 show increases in total assets of $3,727,000 (3%) from 1994 to 1995. Total deposits increased $1,224,000 (1%) from 1994 to 1995 while total gross loans increased $6,969,000 (7%) during 1995. Time deposits increased $5,136,000 from 1995 to 1994 while all other deposit accounts decreased $3,911,000 from 1994 to 1995. As the local economy remains strong, loan demand increased and the Bank showed increases in each lending category at year end except commercial, financial and agricultural. These loan increases were funded partially by the proceeds of sales, calls, and paydowns of investment securities along with borrowings from the FHLB. Non-performing assets at December 31, 1995 were $825,000 compared to $1,784,000 at December 31, 1994 as the result of the repayment of two non-accrual loans totaling $700,000. The majority of the decrease is attributable to a significant reduction of non-accrual loans. There were no related party loans which were considered nonperforming at December 31, 1995.

   The Company's subsidiary bank was most recently examined by its primary regulatory authority in November of 1994. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - 1995 VS. 1994

   The Company's operational results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

   Net interest income in 1995, which was $8,395,000, increased by $735,000 or 10% over 1994. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield (tax equivalent) on interest earning assets (6.45% in 1995 and 6.05% in 1994) increased approximately 7% in 1995 over 1994. This increase was associated with a $1,395,000 or 12% increase in interest earned and a $679,000 or 18% increase in interest paid in 1995 as compared to 1994.

   The provision for loan losses in 1995 was $31,000 compared to $85,000 in 1994. The decrease in the provision for loan losses was primarily attributable to a decrease in net charge-offs of $279,000 as compared to 1994 and a general increase in the loan portfolio's overall credit quality. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.2% of total loans outstanding at December 31, 1995 and 1994. Net charge-offs were $3,000 and $282,000 during 1995 and 1994, respectively. A dedicated loan review function is utilized by the Bank. All loans $50,000 or more are reviewed annually and placed into various loan grading categories which assists in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that these levels of allowance are appropriate based upon the Company's loan portfolio and the current economic conditions.

   Other operating income in 1995 of $2,124,000 increased over 1994 levels by $247,000 or 13%. The increase is primarily attributable to the increase of service charges on deposits of $140,000 in 1995 as compared to 1994 along with an increase over the same period in credit card fee income of $90,000.

   Other operating expenses in 1995 of $6,834,000 decreased by $112,000 or 2% over 1994 levels.

   Income taxes expressed as a percentage of earnings before income taxes increased from 27% in 1994 to 30% in 1995. The increase relates to the decrease in tax-exempt income as a percentage of earnings before income taxes.

RESULTS OF OPERATIONS - 1994 VS. 1993

   Net interest income in 1994, which was $7,660,000, increased by $524,000 or 7% over 1993. The increase is primarily attributable to the increase in interest and fees on loans and the decrease of interest expense on deposits. Net yield (tax equivalent) on interest earning assets (6.05% in 1994 and 5.83% in 1993) increased approximately 4% in 1994 over 1993. This increase was associated with a $161,000 or 1% increase in interest earned and a $329,000 or 8% decrease in interest paid in 1994 as compared to 1993.

   The provision for loan losses in 1994 was $85,000 compared to $525,000 in 1993. The decrease in the provision for loan losses was primarily attributable to a decrease in net charge-offs of $557,000 as compared to 1993 and a general estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.2% of total loans outstanding at December 31, 1994 compared to 1.4% of total loans outstanding at December 31, 1993 as the Bank charged off certain loans during 1994 that were provided for in 1993. Net charge-offs were $282,000 and $839,000 during 1994 and 1993, respectively.

   Other operating income in 1994 of $1,877,000 decreased over 1993 levels by $72,000 or 4%. The decrease is primarily attributable to the reduction of gains on mortgage loan sales of $141,000 in 1994 compared to 1993 offset by an increase in fees for trust services of $80,000.

   Other operating expenses in 1994 of $6,946,000 increased by $181,000 or 3% over 1993 levels.

   Income taxes expressed as a percentage of earnings before income taxes increased from 23% in 1993 to 27% in 1994. The increase relates to the decrease in tax-exempt income as a percentage of earnings before income taxes.

INVESTMENTS

   The investment portfolio consists of debt securities which provide the Company with a source of liquidity and a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

   With the adoption of SFAS No. 115, the Company has reported the effect of the change in the method of accounting for investment securities as a separate component of equity, net of income taxes which resulted in a net unrealized gain on investment securities available for sale, net of tax, of $26,000 as of January 1, 1994, the date of the adoption of the accounting change. The net unrealized loss on investment securities available for sale, net of tax, amounted to $354,000 at December 31, 1994.

   In conjunction with the adoption of SFAS No. 115, the Company transferred securities previously accounted for at amortized cost totaling $9,019,000 to available for sale at January 1, 1994.

LIQUIDITY

   The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

   The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with a commercial bank for short term unsecured advances up to $5,000,000.

   Cash and cash equivalents decreased $437,000 to a total $12,633,000 at year end 1995 as decreases generated from investing activities outpaced amounts provided by operating and financing purposes. Cash inflows from operations totaled $2,764,000 in 1995, while inflows from financing activities totaled $871,000, most of which were net deposit increases during 1995 of $1,224,000 and FHLB advances of $2,000,000. Included in financing activities were note payable repayments of $167,000.

   Investing activities used $4,072,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $7,193,000 during 1995 offset by proceeds, net of investment security purchases, from sales, calls, and paydowns of investment securities totaling $3,429,000.

CAPITAL RESOURCES

   The Company continues to maintain adequate capital ratios. The following tables present the Company's regulatory capital position at December 31, 1995.

                                                           Risk-Based Capital Ratios
                                                           -------------------------

                                                          Actual as of December 31, 1995
                                                          ------------------------------
          Tier 1 Capital                                              14.9%
          Tier 1 Capital minimum requirement                           4.0%
                                                                      ----
          Excess                                                      10.9%
                                                                      ====

          Total Capital                                               16.1%
          Total Capital minimum requirement                            8.0%
                                                                      ----
          Excess                                                       8.1%
                                                                      ====

                                                                   Leverage Ratio
                                                                   --------------

                                                                As of December 31, 1995
                                                                -----------------------

          Tier 1 Capital to adjusted total assets
            ("Leverage Ratio")                                        11.36%
          Minimum leverage requirement                                 3.00%
                                                                      -----
          Excess                                                       8.36%
                                                                      =====

ASSET/LIABILITY MANAGEMENT

   It is the Company's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

   The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to the Board of Directors on a monthly basis.

   One method to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given timeframe and subtracting all liabilities that reprice or mature within that timeframe. The difference between these two amounts is called the "gap", the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

   A negative gap (more liabilities repricing than assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank's net interest income will decrease if rates fall and will increase if rates rise.

   The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1995 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                           At December 31, 1995
                                                           Maturing or Repricing in
                                                           ------------------------
                                                            (dollars in thousands)
                                        Three          Four
                                      Months or      Months to         1 to 5          Over 5
                                         Less        12 Months          Years           Years            Total
                                      ---------      ---------         ------          ------            -----
Interest-earning assets:
  Investment securities              $    100              950          14,654           6,981            22,685
  Loans                                32,751           24,403          47,352           3,749           108,255
  Other investments                     -                -               -               1,121             1,121
                                       ------           ------          ------          ------           -------
Total interest-bearing assets        $ 32,851           25,353          62,006          11,851           132,061
                                       ======           ======          ======          ======           =======
Interest-bearing liabilities:
  FHLB advances                    $       -             -               1,333             667             2,000
  Deposits:
    Savings and demand                 49,642            -               -               -                49,642
    Time deposits                      14,457           25,199          16,982              17            56,655
  Notes payable                           944               -               -              -                 944
                                       ------           ------          ------          ------           -------
Total interest-bearing liabilities   $ 65,043           25,199          18,315             684           109,241
                                       ======           ======          ======          ======           =======
Interest sensitive difference
  per period                          (32,192)             154          43,691          11,167            22,820
                                       ======           ======          ======          ======           =======
Cumulative interest sensitivity
  difference                          (32,192)         (32,038)         11,653          22,820
                                       ======           ======          ======          ======
Cumulative difference to total
  assets                                 (21%)            (21%)             8%             15%
                                         ====             ====            ====             ===

     At December 31, 1995, the difference between the Company's liabilities and assets repricing or maturing within one year was

$32,038,000. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company's net interest income to decline.

   Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable-rate mortgages, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

INFLATION

   Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Company copes with the effects of inflation through the management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net income relative to its dividend payout policy.


Item 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995, and the report issued thereon by the Company's independent certified public accountants, appear on pages 1 through 6 of the Annual Report to Shareholders for the year ended December 31, 1995, and are incorporated herein by reference.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     For the year ended December 31, 1995, the accounting firm of Evans, Porter, Bryan and Company was the principal accountant for the Company.

     The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

                             PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

THE BOARD OF DIRECTORS

     The following table sets forth for each director (a) the person's name, (b) his age at December 31, 1995, (c) the year he was first elected as a director of the Company and (d) his positions with the Company and the Bank, other than as a director, and his principal occupation and business experience for the past five years.

                                                   Year First     Position with Company; Principal
     Name                             Age            Elected      Occupation; Business Experience
     ----                            ----         -------------  ---------------------------------
C. A. Knowles                         63             1982         President, Chief Executive
                                                                  Officer and Treasurer of the Company and President
                                                                  of the Bank

James A. Mankin                       69             1982         Merchant and Real Estate Developer

W. Cameron Mitchell                   82             1993         Retired

David G. Newton                       48             1993         Private Investor; Former
                                                                  Vice President
                                                                  Dundee Mills, Inc.

John T. Newton, Sr.                   79             1982         Chairman of the Board of the Company;
                                                                  Chairman of the Board, Dundee Mills, Inc.
                                                                  from 1986 through 1995.

John T. Newton, Jr.                   49             1993         Chairman of the Board of the Bank;
                                                                  Attorney, Newton & Howell, P.C.

J. Henry Cheatham III                 45             1994         Private Investor; Former Administrative Assistant,
                                                                  Dundee Mills, Inc.

     Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. John T.Newton, Jr. and David G. Newton, are the sons of John T. Newton, Sr., and J. Henry Cheatham is the nephew of John T. Newton, Sr., and the first cousin of David G. Newton and John T. Newton, Jr. There are no other family relationships among directors and executive officers of the Company.

EXECUTIVE OFFICERS

     The following table sets forth for each executive officer of the Company (a) the person's name, (b) his age at December 31, 1995, (c) the year he was first elected as an executive officer of the Company and (d) his positions with the Company and the Bank.

                                              Year First     Principal Occupation;
     Name                       Age            Elected        Business Experience
     ----                       ---           ----------     --------------------

C. A. Knowles                   63              1982       President, Chief Executive Officer
                                                           and Treasurer of the Company and
                                                           President of the Bank.

John T. Newton, Sr.             79              1982        Chairman of the Board of the Company.

William K. Holmes               45              1993        Assistant Treasurer, Principal Accounting
                                                            and Financial Officer.

Item 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual term compensation paid by the Company and its subsidiary to C. A. Knowles, the Company's Chief Executive Officer, the Company's only executive officer as of December 31, 1995 whose cash compensation, including salary and bonus, exceeded $100,000.

                            SUMMARY COMPENSATION TABLE

                                                   Annual Compensation
                                         ------------------------------------------
Name and Principal Position              Year    Salary<F1>     Bonus         Other
---------------------------              ----    ---------      -----         -----
C. A. Knowles                            1995    $195,700       $23,000        <F2>
   President, Chief Executive            1994    $198,329       $18,500        <F2>
   Officer and Treasurer                 1993    $173,371       $30,229        <F2>

<F1> Includes Director's fees

<F2> Does not meet Securities and Exchange Commission threshold for disclosure.






DIRECTOR COMPENSATION

     Each director of the Company receives a $1,600 annual retainer plus $300 per meeting attended for their service as a director of the Company as well as an annual retainer of $3,000 plus $300 per meeting attended for their service as a director of the Bank and $150 for each Bank committee meeting they attend.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL HOLDERS OF STOCK

     The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Company Stock on January 25, 1996, the following information: (a) the owner's name and address, (b) the number of shares of Company Stock owned, and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed owners are the record owners of, and have sole voting and investment powers over, their shares.

                                 Number of Shares
Name and Address                Beneficially Owned                  Percentage of Total
----------------                ------------------                  -------------------
Newton Family Partnership          171,904(1)                               21.3%
1076 Maple Drive
Griffin, GA 30223

John T. Newton, Sr.                174,315(2)                                21.6%
1076 Maple Drive
Griffin, GA  30223

Virginia Cheatham                  179,836(3)                                22.3%
  Newton
1076 Maple Drive
Griffin, GA  30223

Harvey Cheatham                      65,920(4)                                8.2%
P.O. Box 88185
Atlanta, GA  30338

James Henry Cheatham                 41,052(5)                                5.08%
P.O. Box 1252
Griffin, GA  30224

Elizabeth M. Cheatham                42,000                                   5.2%
5101 North Casablanca Road, #6
Scottsdale, AZ  85253

James Gilliam Cheatham               45,652(6)                                5.65%
P.O. Box 506
Griffin, GA  30224

Lelia Cheatham Von Stein             45,352(7)                                5.61%
623 Probart Street
Brevard, NC 28712

______________________________
(1) John T. Newton, Sr. and his wife, Virginia Cheatham Newton, share voting and investment powers over the shares owned of record by the partnership under the terms of the partnership agreement.

(2) Of the indicated shares, 171,904 shares are owned of record by the Newton Family Partnership, and Mr. Newton and his wife, Virginia Cheatham Newton, share voting and investment powers with respect to these shares. Does not include 7,932 shares owned by Mrs. Newton, as to which shares Mr. Newton disclaims beneficial ownership.

(3) Of the indicated shares, 171,904 shares are owned of record by the Newton Family Partnership, and Mrs. Newton and her husband, John T. Newton, Sr., share voting and investment powers with respect to these shares. Does not include 2,411 shares owned by Mr. Newton, as to which shares Mrs. Newton disclaims beneficial ownership.

(4) Of the indicated shares, 16,000 shares are subject to voting and investment power by Mr. Cheatham as general partner for Club Associates, L.P., the record owner of such shares, and 49,920 are subject to voting and investment power by Mr. Cheatham as general partner of 435 Associates, LTD, the record owner of such shares. Does not include 12,000 shares which are held directly by his wife, Anne A. Cheatham, as to which shares Mr. Cheatham disclaims beneficial ownership.

(5) Of the indicated shares, Mr. Cheatham owns 34,352 shares and 11,300 shares are owned by his children.

(6) Of the indicated shares, Mr. Cheatham owns 34,352 shares and 11,300 shares are owned by his children.

(7) Of the indicated shares, Ms. Von Stein owns 34,652 shares and 10,700 shares are owned by her children.

STOCK OWNED BY MANAGEMENT

     The following table provides for each director of the Company and for all directors and officers of the Company as a group, as of January 25, 1996, the following information: (a) the name of the director or the number of persons in the group;
(b) the number of shares of Company Stock beneficially owned by the director or the group; and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed person is the record owner of,and has sole voting and investment powers over, his shares.

                                               Number of Shares
Name and Address                               Beneficially Owned               Percentage of Total
----------------                               ------------------               -------------------
J. Henry Cheatham III                              41,052(1)                                5.08%
C. A. Knowles                                         2,200                                  .27%
James A. Mankin                                       1,964                                  .24%
W. Cameron Mitchell                                   2,400                                  .30%
David G. Newton                                      14,130(2)                              1.75%
John T. Newton, Sr.                                 174,315(3)                             21.58%
John T. Newton, Jr.                                   5,133                                  .64%

All directors and executive officers
as a group (8 persons)                          241,296(1)(2)(3)                           29.87%

(1) Includes 6,700 shares held by Mr. Cheatham as custodian for his children.

(2) Includes 6,313 shares held by Mr. Newton as Trustee for his niece and nephew.
(3) Of the indicated shares, 171,904 shares are owned of record by the Newton Family Partnership, and Mr. Newton and his wife, Virginia Cheatham Newton, share voting and investment powers with respect to these shares. Does not include 7,932 shares owned by Mrs. Newton, as to which shares Mr. Newton disclaims beneficial ownership.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons. In the opinion of the management of the

Company, the extensions of credit made by the Bank to its directors and officers since January 1, 1995 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features. See note 11 under Notes to Consolidated Financial Statements in the FNB Banking Company 1995 Annual Report.

     During 1995 the Bank paid Newton & Howell, P.C. approximately $39,000 for legal services. John T. Newton, Jr., director of the Company and Chairman of the Board of the Bank, is the president of that firm.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits:

               The registrant submits herewith as exhibits to
            this report on Form 10-KSB the exhibits required by
            Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

        Exhibit No.      Document
        -----------      --------

             3.1         Articles of Incorporation of FNB
                         Banking Company, as amended.  (Included
                         as Exhibit 3.1 to the Company's 1992
                         annual report on Form 10-K.)

             3.2         Bylaws of FNB Banking Company, as
                         amended.  (Included as Exhibit 3.2 to
                         the Company's 1992 annual report on
                         Form 10-K.)

             4.1         See Exhibits 3.1 and 3.2 for provisions
                         of Articles of Incorporation and
                         Bylaws, as amended, which define the
                         rights of the holders of Common Stock
                         of FNB Banking Company.

            13.0         FNB Banking Company 1995 Annual Report.
                         (Only those portions specifically
                         incorporated herein by reference are
                         deemed filed herewith.)

            21.0         Subsidiaries of FNB Banking Company.

            24.0         A Power of Attorney is set forth on the
                         signature pages to this Form 10-KSB.

            27           Financial Data Schedule

 (b)  Reports on Form 8-K:

      None.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    FNB BANKING COMPANY
                                       (Registrant)


                                    By:  /s/ C. A. Knowles
                                      C. A. Knowles
                                      President

                                    Dated:  March 28, 1996

                 POWER OF ATTORNEY AND SIGNATURES

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. A. Knowles and John T. Newton, Sr., or each of them, his attorney-in-fact, each with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       Signature                                      Title                               Date
       ---------                                      -----                               ----

/s/ John T. Newton, Sr.                  Chairman of the Board of Directors            March 28, 1996
John T. Newton, Sr.


/s/ C. A. Knowles                         President, Treasurer, and                    March 28, 1996
C. A. Knowles                             Director (principal executive
                                          officer)


/s/ William K. Holmes                      Assistant Treasurer (principal              March 28, 1996
William K. Holmes                          accounting and financial officer)


/s/ James A. Mankin                        Director and Secretary                      March 28, 1996
James A. Mankin


/s/ W. Cameron Mitchell                    Director                                    March 28, 1996
W. Cameron Mitchell


_______________________                    Director                                    ___________, 1996
David G. Newton


/s/ John T. Newton, Jr.                    Director                                    March 28, 1996
John T. Newton, Jr.


/s/ J. Henry Cheatham, III                 Director                                    March 28, 1996
J. Henry Cheatham, III

                          EXHIBIT INDEX


Exhibit No.               Description of Exhibit

   13.0                   FNB Banking Company 1995 Annual Report.
                          (Only those portions specifically
                          incorporated herein by reference are
                          deemed filed herewith.)

   21.0                   Subsidiaries of FNB Banking Company.

   24.0                   A Power of Attorney is set forth on the
                          signature pages to this Form 10-KSB.

   27                     Financial Data Schedule