Form 10QSB
period 1996-03-31
FNB BANKING CO
filed 1996-05-13
CIK 757262

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                             FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1996

                                 OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________________  to ______________


                   Commission file number 2-94292

                         FNB Banking Company
        -----------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Georgia                        58-1479370
   -----------------------              ---------------
   (State of Incorporation)             (I.R.S. Employer
                                         Identification No.)

   318 South Hill Street
   Griffin, Georgia                                  30224
   -------------------------------                  ---------
   (Address of principal executive                  (Zip Code)
    offices)

                            770-227-2251
                          ----------------
                         (Telephone Number)


   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES XX   NO
                               ---    ----

        Common stock, par value $1 per share: 807,800 shares outstanding as of April 22, 1996

                 FNB BANKING COMPANY AND SUBSIDIARY

                                INDEX

                                                                 Page No.
                                                                 --------
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheet (unaudited) at
           March 31, 1996                                              2

           Consolidated Statements of Earnings (unaudited) for the
           Three Months Ended March 31, 1996 and 1995                  3

           Consolidated Statements of Cash Flows (unaudited) for
           the Three Months Ended March 31, 1996 and 1995              4

           Notes to Consolidated Financial Statements (unaudited)      5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         6

PART II.   OTHER INFORMATION

   Item 1.   Legal Proceedings                                         8

   Item 2.   Changes in Securities                                     8

   Item 3.   Defaults Upon Senior Securities                           8

   Item 4.   Submission of Matters to a Vote of Security Holders       8

   Item 5.   Other Information                                         8

   Item 6.   Exhibits and Reports on Form 8-K                          8

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          FNB BANKING COMPANY AND SUBSIDIARY
                              Consolidated Balance Sheet
                                    March 31, 1996
                                     (Unaudited)

                                        Assets
                                        ------
Cash and due from banks                        $   9,040,743
Federal funds sold                                 8,091,225
Investment securities held to maturity
  (approximate market value of $14,060,616)       14,471,493
Investment securities available for sale
  (amortized cost of $6,859,829)                   6,781,911
Other investments                                  1,154,910
Mortgage loans held for sale                         414,999

Loans                                            111,630,008
Less:    Unearned income                           (287,127)
    Allowance for loan losses                    (1,239,851)
                                                 -----------
         Loans, net                              110,103,030
                                                 -----------
Premises and equipment, net                        5,919,183
Other assets                                       1,513,877
                                                 -----------
                                               $ 157,491,371
                                                 ===========

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing                        $  25,019,603
    Interest-bearing                             110,963,306
                                                 -----------
         Total deposits                          135,982,909

  FHLB advances                                    2,000,000
  Notes payable                                      902,779
  Other liabilities                                1,204,066
                                                 -----------
         Total liabilities                       140,089,754
                                                 -----------
Stockholders' equity:
  Common stock, $1 par value; authorized
    5,000,000 shares; issued and outstanding
    807,800 shares                                   807,800
  Retained earnings                               16,645,243
  Unrealized loss on investment
   securities, net of tax                            (51,426)
                                                 -----------
         Total stockholders' equity               17,401,617

                                               $ 157,491,371
                                                 ===========

See accompanying notes to consolidated financial statements.

                          FNB BANKING COMPANY AND SUBSIDIARY

                         Consolidated Statements of Earnings

                      Three Months Ended March 31, 1996 and 1995
                                     (Unaudited)

                                                           1996          1995
                                                           ----          ----
Interest income:
  Loans                                                $ 2,915,188     2,677,308
  Investment securities:
    Tax-exempt                                             123,805       140,207
    Taxable                                                291,720       281,301
  Federal funds sold                                        88,523         7,498
                                                         ---------     ---------
         Total interest income                           3,419,236     3,106,314
                                                         ---------     ---------
Interest expense:
  Deposits                                               1,137,145       992,523
  Notes payable                                             16,791        20,022
  Other                                                     36,730         7,615
                                                         ---------     ---------
         Total interest expense                          1,190,666     1,020,160
                                                         ---------     ---------
         Net interest income                             2,228,570     2,086,154

Provision for loan losses                                    7,100       -

  Net interest income after provision
     for loan losses                                     2,221,470     2,086,154
                                                         ---------     ---------
Other income:
  Service charges on deposit accounts                      371,055       360,135
  Fees for trust services                                   45,000        45,000
  Other operating income                                    98,860        60,370
                                                         ---------      --------
         Total other income                                514,915       465,505
                                                         ---------      --------
Other expense:
  Salaries and other personnel expense                      991,743      958,957
  Net occupancy and equipment expense                       290,137      284,304
  Other operating expense                                   508,829      466,512
                                                          ---------    ---------
         Total other expense                              1,790,709    1,709,773
                                                          ---------    ---------
         Earnings before income taxes                       945,676      841,886

Income taxes                                                282,000      232,180
                                                          ---------    ---------
         Net earnings                                    $  663,676      609,706
                                                          =========    =========
Earnings per common share based on average
    outstanding shares of 807,800                        $      .82          .75
                                                          =========    =========

See accompanying notes to consolidated financial statements.

                          FNB BANKING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Cash Flows

                      Three Months Ended March 31, 1996 and 1995
                                     (Unaudited)

                                                                1996            1995
                                                                ----            ----
Cash flows from operating activities:
  Net earnings                                            $    663,676        609,706
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
       Provision for loan losses                                 7,100           -
       Writedowns and losses on sales of repossessed
         collateral                                               -             5,658
       Depreciation, amortization and accretion                 52,960         77,932
       Gains on sales of premises and equipment                 (3,150)          -
       Change in assets and liabilities:
         Mortgage loans held for sale                         (414,999)         6,289
         Interest receivable                                   138,830         52,059
         Interest payable                                       19,117         50,045
         Other, net                                            247,541         71,313
                                                             ---------      ---------
            Net cash provided by operating activities          711,075        873,002
                                                             ---------      ---------
Cash flows from investing activities:
  Proceeds from sales, maturities and paydowns of
    investment securities held to maturity                   1,208,657        841,085
  Proceeds from sales, maturities and paydowns of
    investment securities available for sale                   220,436        38,624
  Purchases of other investments                               (34,400)          -
  Net change in loans                                       (3,415,246)   (3,397,874)
  Purchases of premises and equipment                         (152,601)      (43,820)
  Proceeds from sales of premises and equipment                  3,150          -
  Proceeds from sales of repossessed collateral                    -          16,342
                                                             ---------     ---------
            Net cash used by investing activities           (2,170,004)   (2,545,643)
                                                             ---------      ---------
Cash flows from financing activities:
  Net change in deposits                                      6,483,916    2,143,064
  Net change in federal funds purchased                           -       (1,500,000)
  Repayment of long-term debt                                   (41,666)     (41,667)
  Dividends paid                                               (484,680)    (484,680)
                                                              ---------    ---------
            Net cash provided by financing activities         5,957,570      116,717
                                                              ---------   ----------
Net increase (decrease) in cash and cash equivalents          4,498,641   (1,555,924)

Cash and cash equivalents at beginning of the period         12,633,327   13,069,918
                                                             ----------   ----------
Cash and cash equivalents at end of period                 $ 17,131,968    11,513,994
                                                             ==========   ===========

See accompanying notes to consolidated financial statements.

                FNB BANKING COMPANY AND SUBSIDIARY

            Notes to Consolidated Financial Statements
                           (Unaudited)

(1) Basis of Presentation
    ---------------------

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

(2) Change in Accounting Principle - Mortgage Servicing Rights
    ----------------------------------------------------------

    Effective January 1, 1996, the Company changed its method of accounting for mortgage servicing rights and adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires a mortgage banking enterprise to recognize as a separate asset, the rights to service mortgage loans regardless of whether the servicing rights are acquired through either purchase or origination. Additionally, the new standard requires impairment analysis of mortgage servicing rights regardless of whether purchased or originated. The impact of the adoption of SFAS No. 122 as of January 1, 1996 is immaterial to the consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

        For Each of the Three Months in the Periods Ended
                     March 31, 1996 and 1995


FINANCIAL CONDITION

    Total assets at March 31, 1996 were $157,491,371, representing a $7,112,878 (4.7%) increase from December 31, 1995. Deposits increased $6,483,916 (5.0%) from December 31, 1995. Loans increased $3,375,153 (3.1%). The allowance for loan losses at March 31, 1996 totalled $1,239,851, representing 1.1% of total loans compared to December 31, 1995 totals of $1,273,267 representing 1.2% of total loans. Cash and cash equivalents increased $4,498,641 from December 31, 1995.

    The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 38% or $317,000 from $833,000 at December 31, 1995 to $1,150,000 at March 31, 1996.
There were no related party loans which were considered nonperforming at March 31, 1996.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in November 1994. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

    Net interest income increased $142,416 (6.8%) in the first three months of 1996 compared to the same period for 1995. Interest income for the first three months of 1996 was $3,419,236, representing a increase of $312,922 (10.1%) over the same period in 1995. Interest expense for the first three months of 1996 increased $170,506 (16.7%) compared to the same period in 1995.

    The provision for loan losses for the first three months of 1996 increased $7,100 compared to the same period for 1995. A provision of $7,100 was made during the first three months of 1996 compared to no provision for the same period in 1995. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other expenses for the first three months of 1996 increased $80,936 (4.7%) compared to the first three months in 1995. The increase is primarily attributable to the purchase of additional office supplies of $40,000 during the first three months of 1996. Income tax expense expressed as a percentage of earnings before income taxes increased primarily as a result of the decrease in tax-exempt income as a percentage of total income.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS, continued

            For the Three Months Ended March 31, 1996


Capital

    The following tables present FNB Banking Company's regulatory capital position at March 31, 1996:

   Risk-Based Capital Ratios


   Tier 1 Tangible Capital, Actual                        15.0%
   Tier 1 Tangible Capital minimum requirement             4.0%
                                                          ----
   Excess                                                 11.0%
                                                          ====
   Total Capital, Actual                                  16.0%
   Total Capital minimum requirement                       8.0%
                                                          ----
   Excess                                                  8.0%
                                                          ====

   Leverage Ratio


   Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                  11.3%

   Minimum leverage requirement                            3.0%
                                                          ----
   Excess                                                  8.3%
                                                          ====

                   PART II.  OTHER INFORMATION
                FNB BANKING COMPANY AND SUBSIDIARY

Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities
          ---------------------
          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a)  FNB Banking Company's annual meeting of
               stockholders was held on March 28, 1996

          (b) The following is a summary of matters submitted to a vote of security holders:

          1. The election of the following directors to serve the current year term:

               C.A. Knowles
               James A. Mankin
               W. Cameron Mitchell
               John T. Newton, Jr.
               John T. Newton, Sr.
               David G. Newton
               J. Henry Cheatham, III

          A tabulation of votes concerning the above issues is as follows:

                                                    Director
                                                    Election
                                                    --------
          Shares voted by proxy in favor            659,270
          Shares voted in person in favor            31,170
          Shares voted in person against               -
          Shares abstained from voting                 -
                                                    -------
          Total shares represented                  690,440
                                                    =======
          Total shares outstanding                  807,800
                                                    =======

          * - Directors were elected by slate, not individually.
              Vote tabulation is therefore by slate.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibits.
               Exhibit 27 - Financial Data Schedule.
          (b)  Reports on Form 8-K - None

                FNB BANKING COMPANY AND SUBSIDIARY

                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FNB BANKING COMPANY




                                 By: /s/ C.A. Knowles
                                    C.A. Knowles, President and Treasurer
                                    (Principal Executive Officer)


                                 Date: May 12, 1996



                                 By: /s/ William K. Holmes
                                     William K. Holmes
                                     Assistant Treasurer
                                     (Principal Accounting Officer)


                               Date: May 12, 1996