Form 10QSB
period 1996-06-30
FNB BANKING CO
filed 1996-08-13
CIK 757262

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended June 30, 1996

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

                                  YES XX   NO

        Common stock, par value $1 per share:  807,800 shares
                    outstanding as of July 29, 1996

                      FNB BANKING COMPANY AND SUBSIDIARY

                                       INDEX

                                                             Page No.
PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Balance Sheet (unaudited) at June 30, 1996          2

    Consolidated Statements of Earnings (unaudited) for the Three
         Months and the Six Months Ended June 30, 1996 and 1995      3

    Consolidated Statements of Cash Flows (unaudited) for the Six
         Months Ended June 30, 1996 and 1995                         4

    Notes to Consolidated Financial Statements (unaudited)           5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                 6-7

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                        8

   Item 2.  Changes in Securities                                    8

   Item 3.  Defaults Upon Senior Securities                          8

   Item 4.  Submission of Matters to a Vote of Security Holders      8

   Item 5.  Other Information                                        8

   Item 6.  Exhibits and Reports on Form 8-K                         8

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        FNB BANKING COMPANY AND SUBSIDIARY
                            Consolidated Balance Sheet

                                   June 30, 1996
                                    (Unaudited)

                                      Assets


Cash and due from banks                                          $    9,968,540
Federal funds sold                                                      350,198
Investment securities held to maturity (approximate
  market value of $13,038,214)                                       13,189,724
Investment securities available for sale (amortized
  cost of $11,105,605)                                               10,894,023
Other investments                                                     1,154,910
Mortgage loans held for sale                                             68,814

Loans                                                               115,049,204
Less:Unearned income                                                   (289,770)
    Allowance for loan losses                                        (1,288,310)

           Loans, net                                               113,471,124

Premises and equipment, net                                           5,872,992
Other assets                                                          1,913,874

                                                                  $ 156,884,199

                       Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Noninterest-bearing                                           $  24,096,448
    Interest-bearing                                                110,581,201

           Total deposits                                           134,677,649

  FHLB Advances                                                       1,859,000
  Notes Payable                                                         859,255
  Other liabilities                                                   1,866,585

           Total liabilities                                        139,262,489

Stockholders' equity:
  Common stock, $1 par value; authorized
    5,000,000 shares; issued and outstanding
    807,800 shares                                                      807,800
  Retained earnings                                                  16,953,198
  Unrealized loss on investment securities, net of tax                 (139,288)

           Total stockholders' equity                                17,621,710

                                                                  $ 156,884,199

See accompanying notes to consolidated financial statements.

                         FNB BANKING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Earnings
       For the Three Months and the Six Months Ended June 30, 1996 and 1995
                                    (Unaudited)

                                               Three Months           Six Months
                                                  Ended                  Ended
                                             1996      1995         1996     1995

Interest income:
  Loans                                $ 2,990,314  2,722,514    5,905,502  5,399,822
  Investment securities:
    Tax exempt                             121,929    144,986      245,734    285,193
    Taxable                                259,444    287,321      551,164    568,622
  Federal funds sold                        92,480     19,319      181,003     26,817
      Total interest income              3,464,167  3,174,140    6,883,403  6,280,454
Interest expense:
  Deposits                               1,161,867  1,057,165    2,299,012  2,049,688
  Federal funds purchased and FHLB advances 31,607      7,471       68,337     15,086
  Notes payable                             15,791     20,456       32,582     40,478
      Total interest expense             1,209,265  1,085,092    2,399,931  2,105,252
      Net interest income                2,254,902  2,089,048    4,483,472  4,175,202
Provision for loan losses                   99,000      3,500      106,100      3,500
  Net interest income after provision
  for loan losses                        2,155,902  2,085,548    4,377,372  4,171,702
Other income:
  Service charges on deposit accounts      389,953    397,217      761,008    757,352
  Fees for trust services                   45,000     45,000       90,000     90,000
  Other operating income                   102,976    139,719      201,836    200,089
      Total other income                   537,929    581,936    1,052,844  1,047,441
Other expense:
  Salaries and other personnel expense   1,012,560    990,351    2,004,303  1,949,308
  Net occupancy and equipment expense      278,811    233,635      568,948    517,939
  Other operating expense                  505,286    509,252    1,014,115    975,764
      Total other expense                1,796,657  1,733,238    3,587,366  3,443,011
      Earnings before income taxes         897,174    934,246    1,842,850  1,776,132
Income taxes                               266,100    297,120      548,100    529,300

      Net earnings                     $   631,074    637,126    1,294,750  1,246,832

Earnings per common share based on average outstanding
  shares of 807,800 in 1996 and 1995:
    Net earnings per share             $        .78      .79         1.60     1.54

    Dividends declared per common share$        .40      .25          .40      .25

See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Cash Flows
                      Six Months Ended June 30, 1996 and 1995
                                    (Unaudited)

                                                        Six Months Ended June 30,
                                                       1996               1995
Cash flows from operating activities:
  Net earnings                                    $1,294,750           1,246,833
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Provision for loan losses                    106,100               3,500
        Writedowns and losses on sales of repossessed
          collateral                                  -                    5,658
        Depreciation, amortization and accretion     165,713             149,989
        Gain on sales of premises and equipment       (3,150)             -
        Change in assets and liabilities:
          Interest receivable                         15,175             (21,144)
          Interest payable                            12,200              55,792
          Other, net                                 362,777             309,684
          Mortgage loans held for sale               (68,814)            (72,307)
              Net cash provided by operating activities
                                                   1,884,751           1,678,005
Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities held to maturity         2,492,011           1,004,245
  Proceeds from maturities and paydowns of
    investment securities available for sale         504,836              76,304
  Proceeds from sales and maturities of other investments-                 9,800
  Purchases of investment securities held to maturity -                 (198,370)
  Purchases of investment securities available
    for sale                                      (4,534,031)              -
  Net change in loans                             (6,882,340)         (4,333,661)
  Purchases of other investments                     (34,400)              -
  Purchases of premises and equipment               (216,353)            (59,399)
  Proceeds from sales of premises and equipment        3,150               -
  Proceeds from sales of repossessed collateral       -                   16,342
            Net cash used by investing activities (8,667,127)         (3,484,739)
Cash flows from financing activities:
  Net change in deposits                           5,178,657           3,893,732
  Net change in federal funds purchased               -               (1,500,000)
  Repayments of long-term debt                       (85,190)            (83,333)
  Repayments of FHLB Advances                       (141,000)             -
  Dividends paid                                    (484,680)           (484,680)

       Net cash provided by financing activities   4,467,787           1,825,719

Net increase (decrease) in cash and
  cash equivalents                                (2,314,589)             18,985

Cash and cash equivalents at beginning of period  12,633,327          13,069,918

Cash and cash equivalents at end of period       $10,318,738          13,088,903

Supplemental cash flow information:
  Cash paid for income taxes                     $   501,000             501,000
  Cash paid for interest                         $ 2,387,731           2,049,460

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

(2) Change in Accounting Principle - Mortgage Servicing Rights Effective January 1, 1996, the Company changed its method of accounting for mortgage servicing rights and adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires a mortgage banking enterprise to recognize as a separate asset, the rights to service mortgage loans regardless of whether the servicing rights are acquired through either purchase or origination. Additionally, the new standard requires impairment analysis of mortgage servicing rights regardless of whether purchased or originated. The impact of the adoption of SFAS No. 122 as of January 1, 1996 is immaterial to the consolidated financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

                  For Each of the Six Months in the Periods Ended
                              June 30, 1996 and 1995


Financial Condition

    Total assets at June 30, 1996 were $156,884,199, representing a $6,505,706 (4.3%) increase from December 31,1995. Deposits increased $5,178,656 (4.0%) from December 31, 1995. Loans increased $6,794,349
(6.3%). The allowance for loan losses at June 30, 1996 totalled $1,288,310, representing 1.1% of total loans compared to December 31, 1995 total of $1,273,267 representing 1.2% of total loans. Cash and cash equivalents decreased $2,314,589 from December 31, 1995.

    The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 24.4% or $203,000 from $833,000 at December 31, 1995 to $1,036,000 at June 30, 1996. There were no related party loans which were considered nonperforming at June 30, 1996.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in June 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

    Net interest income increased $308,270 (7.4%) in the first six months of 1996 compared to the same period for 1995. Interest income for the first six months of 1996 was $6,883,403, representing an increase of $602,949 (9.6%) over the same period in 1995. Interest expense for the first six months of 1996 increased $294,679 (14.0%) compared to the same period in 1995. The increase in interest income and interest expense during the first six months of 1996 compared to the same period in 1995 is primarily attributable to the increase in the volume of both loans and deposits.

    The provision for loan losses for the six months of 1996 increased $102,600 compared to the same period for 1995. The increase is primarily attributable to the significant increase in loans and net charge-offs of $40,899 during the first six months of 1996 compared to the same period in 1995. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other expenses for the six months of 1996 increased $144,355 (4.2%) compared to the first six months in 1995. The net increase is primarily attributable to the purchase of additional office supplies of $91,687 and additional depreciation expense of $56,850 during the first six months of 1996 compared to the same period in 1995.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS, continued

                      For the Six Months Ended June 30, 1996


Capital

The following tables present FNB Banking Company's regulatory capital position at June 30, 1996:

    Risk-Based Capital Ratios


    Tier 1 Tangible Capital, Actual                             14.7%
    Tier 1 Tangible Capital minimum requirement                  4.0%

    Excess                                                      10.7%

    Total Capital, Actual                                       15.7%
    Total Capital minimum requirement                            8.0%

    Excess                                                       7.7%


   Leverage Ratio


   Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                        11.5%

   Minimum leverage requirement                                  3.0%

   Excess                                                        8.5%

                           PART II.  OTHER INFORMATION

                        FNB BANKING COMPANY AND SUBSIDIARY



Item 1.Legal Proceedings

       None

Item 2.Changes in Securities

       None

Item 3.Defaults Upon Senior Securities

       None

Item 4.Submission of Matters to a Vote of Security Holders

       None

Item 5.Other Information

       None

Item 6.Exhibits and Reports on Form 8-K

       None
                       FNB BANKING COMPANY AND SUBSIDIARY

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

                                FNB BANKING COMPANY



                                By: /s/ C.A. Knowles

                                C.A. Knowles, President and Treasurer
                                (Principal Executive Officer)


                                Date: August 13, 1996




                                 By:/s/ William K. Holmes

                                 William K. Holmes
                                 Assistant Treasurer
                                 (Principal Accounting Officer)


                                 Date: August 13, 1996