Form 10QSB
period 1996-09-30
FNB BANKING CO
filed 1996-11-14
CIK 757262

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended September 30, 1996

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

                                  YES XX   NO

        Common stock, par value $1 per share:  807,800 shares
                    outstanding as of October 26, 1996

                      FNB BANKING COMPANY AND SUBSIDIARY

                                       INDEX

                                                             Page No.
PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Balance Sheet (unaudited) at September 30, 1996     3

    Consolidated Statements of Earnings (unaudited) for the Three
       Months and the Nine Months Ended September 30, 1996 and 1995  4

    Consolidated Statements of Cash Flows (unaudited) for the Nine
         Months Ended September 30, 1996 and 1995                    5-6

    Notes to Consolidated Financial Statements (unaudited)           7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   8-9

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                        10

   Item 2.  Changes in Securities                                    10

   Item 3.  Defaults Upon Senior Securities                          10

   Item 4.  Submission of Matters to a Vote of Security Holders      10

   Item 5.  Other Information                                        10

   Item 6.  Exhibits and Reports on Form 8-K                         10

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        FNB BANKING COMPANY AND SUBSIDIARY
                            Consolidated Balance Sheet

                                 September 30, 1996
                                    (Unaudited)

                                      Assets


Cash and due from banks                                          $    8,329,891
Federal funds sold                                                    1,402,752
Investment securities held to maturity (approximate
  market value of $13,038,214)                                       12,646,202
Investment securities available for sale (amortized
  cost of $11,093,150)                                               10,933,713
Other investments                                                     1,154,910
Mortgage loans held for sale                                            164,843

Loans                                                               124,493,075
Less: Unearned income                                                  (307,135)
    Allowance for loan losses                                        (1,387,336)

           Loans, net                                               122,798,604

Premises and equipment, net                                           5,811,863
Other assets                                                          1,561,116

                                                                  $ 164,803,894

                       Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Noninterest-bearing                                           $  24,095,377
    Interest-bearing                                                115,993,553

           Total deposits                                           140,088,930

  FHLB Advances                                                       4,357,143
  Notes Payable                                                         819,446
  Other liabilities                                                   1,103,980

           Total liabilities                                        146,369,499

Stockholders' equity:
  Common stock, $1 par value; authorized
    5,000,000 shares; issued and outstanding
    807,800 shares                                                      807,800
  Retained earnings                                                  17,731,414
  Unrealized loss on investment securities, net of tax                 (104,819)

           Total stockholders' equity                                18,434,395

                                                                  $ 164,803,894

See accompanying notes to consolidated financial statements.

                         FNB BANKING COMPANY AND SUBSIDIARY
                        Consolidated Statements of Earnings
    For the Three Months and the Nine Months Ended September 30, 1996 and 1995
                                    (Unaudited)

                                               Three Months          Nine Months
                                                  Ended                  Ended
                                             1996      1995         1996     1995

Interest income:
  Loans                                $ 3,217,282  2,783,633    9,122,784  8,183,456
  Investment securities:
    Tax exempt                             104,103    117,740      349,837    402,933
    Taxable                                285,573    275,324      836,737    843,946
  Federal funds sold                        40,948     55,282      221,951     82,099
      Total interest income              3,647,906  3,231,979   10,531,309  9,512,434
Interest expense:
  Deposits                               1,194,377  1,097,708    3,493,389  3,147,396
  Federal funds purchased and FHLB advances 24,260        490       92,597     15,576
  Notes payable                             15,047     19,310       47,629     59,788
      Total interest expense             1,233,684  1,117,508    3,633,615  3,222,760
      Net interest income                2,414,222  2,114,471    6,897,694  6,289,674
Provision for loan losses                  132,550     22,000      238,650     25,500
  Net interest income after provision
  for loan losses                        2,281,672  2,092,471    6,659,044  6,264,174
Other income:
  Service charges on deposit accounts      370,916    418,856    1,131,924  1,176,208
  Fees for trust services                   45,000     45,000      135,000    135,000
  Net gain (loss) on securities trans      100,683    (23,750)     100,683    (23,750)
  Other operating income                    83,126     61,759      284,961    261,848
      Total other income                   599,725    501,865    1,652,568  1,549,306
Other expense:
  Salaries and other personnel expense   1,020,028    958,915    3,024,331  2,908,223
  Net occupancy and equipment expense      300,686    247,171      869,635    765,110
  Other operating expense                  441,564    445,017    1,455,679  1,420,781
      Total other expense                1,762,278  1,651,103    5,349,645  5,094,114
      Earnings before income taxes       1,119,119    943,233    2,961,967  2,719,366
Income taxes                               340,900    259,300      889,000    788,600

      Net earnings                     $   778,219    683,933    2,072,967  1,930,766

Earnings per common share based on average outstanding
  shares of 807,800 in 1996 and 1995:
    Net earnings per share             $        .96      .85         2.56     2.39

    Dividends per share                $       -0-       -0-          .40      .25

See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Cash Flows
                      NIne Months September 30, 1996 and 1995
                                    (Unaudited)

                                                 Nine Months Ended September 30
                                                       1996               1995
Cash flows from operating activities:
  Net earnings                                   $ 2,072,967           1,930,766
    Adjustments to reconcile net earnings to net
       cash provided by operating activities:
        Provision for loan losses                    238,650              25,500
        Writedowns and losses on sales of
         repossessed collateral                       -                    8,913
        Depreciation, amortization and accretion     265,575             227,618
        Loss (gain) on securities transactions      (100,683)             23,750
        Loss (gain) on disposal of premises and
        equipment                                     (3,150)              3,374
        Change in assets and liabilities:
          Interest receivable                         50,050             110,548
          Interest payable                            (4,816)             69,312
          Other, net                                 241,055              72,906
          Mortgage loans held for sale              (164,843)            (48,312)
              Net cash provided by operating activities
                                                   2,594,805           2,424,375
Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities held to maturity         3,141,716           3,060,911
  Proceeds from maturities and paydowns of
    investment securities available for sale         531,401           1,096,452
  Proceeds from sales of investment securities
    available for sale                               990,000               -
  Proceeds from sales, maturities and paydowns
    of other investments                                -                  9,800
  Purchases of investment securities held to maturity   -               (698,370)
  Purchases of investment securities available
    for sale                                      (5,543,379)         (1,000,000)
  Purchases of other investments                     (34,400)              -
  Change in loans                                (16,342,370)         (4,591,013)
  Purchases of premises and equipment               (255,888)           (169,873)
  Proceeds from sales of premises and equipment        3,150               -
  Proceeds from sales of repossessed collateral         -                 16,342
         Net cash used by investing activities   (17,509,770)         (2,275,751)
Cash flows from financing activities:
  Net change in deposits                          10,589,937          (4,306,255)
  Net change in federal funds purchased               -               (1,400,000)
  Proceeds from FHLB advances                      2,500,000               -
  Repayments of long-term debt                      (124,999)           (125,000)
  Repayments of FHLB Advances                       (142,857)              -
  Dividends paid                                    (807,800)           (686,630)

       Net cash provided by financing activities  12,014,281          (6,517,885)

Net decrease in cash and cash equivalents         (2,900,684)         (6,369,261)
Cash and cash equivalents at beginning of period  12,633,327          13,069,918

Cash and cash equivalents at end of period       $ 9,732,643           6,700,657

Supplemental cash flow information:
  Cash paid for income taxes                     $   781,000             716,000
  Cash paid for interest                         $ 3,638,431           3,153,448

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

(2) Change in Accounting Principle
    Effective January 1, 1996, the Company changed its method of accounting for mortgage servicing rights and adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires a mortgage banking enterprise to recognize as a separate asset, the rights to service mortgage loans regardless of whether the servicing rights are acquired through either purchase or origination. Additionally, the new standard requires impairment analysis of mortgage servicing rights regardless of whether purchased or originated. The impact of the adoption of SFAS No. 122 as of January 1, 1996 is immaterial to the consolidated financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

                  For Each of the Nine Months in the Periods Ended
                              September 30, 1996 and 1995


Financial Condition

    Total assets at September 30, 1996 were $164,803,894, representing a $14,425,401 (9.5%) increase from December 31,1995. Deposits increased $10,589,937 (8.1%) from December 31, 1995. Loans increased $16,238,220
(14.9%). The allowance for loan losses at September 30, 1996 totalled $1,387,336, representing 1.1% of total loans compared to December 31, 1995 totals of $1,273,267 representing 1.2% of total loans. Cash and cash equivalents decreased $2,900,684 from December 31, 1995.

    The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 7.2% or $60,000 from $833,000 at December 31, 1995 to $893,000 at September 30, 1996. There were no related party loans which were considered nonperforming at September 30, 1996.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in June 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

    Net interest income increased $608,020 (9.6%) in the first nine months of 1996 compared to the same period for 1995. Interest income for the first nine months of 1996 was $10,531,309, representing an increase of $1,018,875 (10.7%) over the same period in 1995. Interest expense for the first nine months of 1996 increased $410,855 (12.7%) compared to the same period in 1995.

    The provision for loan losses for the first nine months of 1996 increased $213,150 compared to the same period for 1995. The increase is primarily attributable to the significant increase in loans and net charge-offs of $124,580 during the first nine months of 1996. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    The net gain on securities transactions includes $104,000 related to the recovery of a security in default, that was written down in 1993. Other operating expenses for the first nine months of 1996 increased $255,530 (5.0%) compared to the first nine months in 1995. The net increase is primarily attributable to the purchase of additional office supplies of $98,753 and additional depreciation expense of $85,213 during the first nine months of 1996 compared to the same period in 1995. Income tax expense expressed as a percentage of earnings before income taxes increased primarily as a result of the decrease in tax-exempt income as a percentage of total income.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS, continued

                For each of the Nine Months in the Periods Ended
                           September 30, 1996 and 1995


Capital

The following tables present FNB Banking Company's regulatory capital position at September 30, 1996:

    Risk-Based Capital Ratios


    Tier 1 Tangible Capital, Actual                             14.1%
    Tier 1 Tangible Capital minimum requirement                  4.0%

    Excess                                                      10.1%

    Total Capital, Actual                                       15.2%
    Total Capital minimum requirement                            8.0%

    Excess                                                       7.2%


   Leverage Ratio


   Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                        11.8%

   Minimum leverage requirement                                  3.0%

   Excess                                                        8.8%

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


                                Date: November 14, 1996




                                 By:/s/ William K. Holmes

                                 William K. Holmes
                                 Assistant Treasurer
                                 (Principal Accounting Officer)


                                 Date: November 14, 1996