Form 10KSB
period 1996-12-31
FNB BANKING CO
filed 1997-03-28
CIK 757262

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

               For the fiscal year ended December 31, 1996.

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

                       Commission File No. 2-94292

                          FNB Banking Company
    -----------------------------------------------------------------
    (Exact name of Small Business Issuer as specified in its charter)

Georgia                                                        58-1479370
-------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                  Identification Number)

318 South Hill Street, P.O. Drawer F, Griffin, Georgia              30224
-------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:  (770) 227-2251

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:
None.

Check whether there the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No___

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

State the Issuer's revenue for its most recent fiscal year:
$16,588,188.

State the aggregate market value of the voting stock held by non-affiliates: as of March 15, 1997, 566,504 Shares of common stock, $1.00 par value (the "Common Stock"), with an aggregate value of $17,844,876 (based upon approximate market value of $31.50/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 15, 1997, there were 807,800 outstanding shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report (the "Annual Report") to Shareholders for the year ended December 31, 1996 are incorporated by reference into Part II.
Transitional Small Business Issuer Disclosure Format.  Yes / /
No /x/

                       FNB BANKING COMPANY


                           FORM 10-KSB


                              INDEX

                                                             PAGE

PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 1.  DESCRIPTION OF BUSINESS . . . . . . . . . . . . . 1
     Item 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . 9
     Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . 10
     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS . . . . . . . . . . . . . . . . .10
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

     Item 5.  MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS . . . . . . . . . . . . . . . 10
     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS  . . . . . . . . . . . . . . . . . . . 11
     Item 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . 26
     Item 8.  CHANGES IN AND DISAGREEMENTS WITH
              ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE  . . . . . . . . . . . . . . . . . . . 27
     Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS . . . . . . . . . . . . . . . 28
     Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . 29
     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT  . . . . . . . . . . . . . 29
     Item 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS . . . . . . . . . . . . . . . . . . 32
     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . 32

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE REGISTRANT

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

     The Company operates a full-service commercial banking business based in Griffin, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers and individual retirement accounts. The Company also finances commercial transactions, makes secured and unsecured loans and provides other financial services to its customers. The Company performs corporate, pension and personal trust services through the Bank. Through its subsidiary, Griffin Loans, Inc., a consumer finance company, the Company engages in the business of small making loans to individuals.


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

DEPOSITS

     The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1996 the Bank's deposit base, totaling approximately $145 million, consisted of approximately $25 million in non-interest bearing demand deposits (18% of total deposits), approximately $37 million in interest bearing demand deposits (including money market accounts) (26% of total deposits), approximately $15 million in savings deposits (10% of total deposits), approximately $55 million in time deposits in amounts less than $100,000 (38% of total deposits), and approximately $11 million in time deposits of $100,000 or more (8% of total deposits). Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

LOANS

     The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1996, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 21%, 38%, and 41%, respectively, of the Bank's total loan portfolio. On October 13, 1994, the Bank purchased the assets of Griffin Loans, Inc., a consumer finance company, and on January 17, 1996, Griffin Loans, Inc. purchased substantially all of the assets of another consumer finance company, Zebulon Finance Corporation. Most loans made by the finance company are for less than $1,000, but Griffin Loans, Inc. also makes real estate loans for larger amounts.

LENDING POLICY

     The current lending strategy of the Bank is to make loans only to persons who reside, work or own property in its primary trade area which consists of Spalding and Henry County, Georgia. On February 25, 1997 the Bank opened a branch in Henry County and began to serve that market. Unsecured loans normally are made only to persons who maintain depository relationships with the Bank. Secured loans are made to persons who are well established and have net worth, collateral and cash flow to support the loan. Real estate loans are only made when such loans are secured by real property located in the Bank's primary trade area.

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

     Effective March 19, 1993, inter-agency guidelines adopted by federal bank regulators including the Office of the Comptroller of the Currency went into effect mandating that financial institutions establish real estate lending policies and establishing certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans as set forth below, although the bank may make exceptions to the minimum standards, which exceptions must be accounted for and tracked:

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

LOAN REVIEW AND NON-PERFORMING ASSETS

     The loan review officer of the Company reviews the Bank's loan portfolio to determine deficiencies and corrective action to be taken. The results of the reviews by the loan review officer are presented to the President of the Bank and the Executive Committee of the Bank. On at least an annual basis, reviews are conducted for all loans over $50,000. Past due loans are reviewed at least weekly by lending officers and by the chief credit officer, and a summary report is reviewed monthly by the Board of Directors. The Board of Directors reviews all loans over $25,000 whether current or past due each month.

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

COMPETITION

     The banking business is highly competitive. The Company's primary market area consists of Spalding County, Georgia, with a population of approximately 55,000. On February 25, 1997 the Company opened a branch in the town of Hampton, Henry County, Georgia. Henry County has a population of approximately 76,000. The Company competes in Spalding County with four other commercial banks and one thrift institution and in Henry County with seven commercial banks and one thrift institution. The deposit range of its competitors in Spalding County is $38 million to $127 million and $2 million to $336 million in Henry County. The Bank is the largest bank in Spalding County in terms of assets and deposit size, with assets and deposits at December 31, 1996 of approximately $169 million and $145 million, respectively, and the smallest in Henry County in terms of deposits located in that county.

     In addition to the Company's competitors in Spalding and Henry County, the Company competes with commercial banks, thrifts, various other financial institutions and brokerage houses located outside the market area. To a lesser extent, the Company also competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies. In addition, the Company and any non-banking subsidiaries it may establish in the future compete and will compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies and insurance companies.

EMPLOYEES

     As of December 31, 1996, the Company and the Bank had 100 full-time and 25 part-time employees. The Company is not a party to any collective bargaining agreement. Management believes the Company enjoys satisfactory relations with its employees.

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

     The Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provisions having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the development or continuance of unsound and unsafe banking practices.

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

     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1996, retained earnings available from the Bank to pay dividends totaled approximately $3,000,000. For 1996, the Company's cash dividend payout to stockholders was 29% of net income.

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

     CAPITAL ADEQUACY. The Federal Reserve and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a minimum stockholders' equity to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the OCC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.
The Federal Reserve and the OCC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the OCC and the Federal Reserve have amended effective January 1, 1997 the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards are not expected to have a significant effect on the Company's capital requirements.

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

     The OCC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the OCC's regulations, the Bank was a "well capitalized" institution at December 31, 1996.

CAPITAL ADEQUACY

     Set forth below are pertinent capital ratios for FNB and the Bank as of December 31, 1996.

Minimum Capital Requirements             FNB      Bank
-----------------------------            ---      ----
Tier 1 Capital to Risk-based            15.0%      14.4% <F1>
   Assets:  4.00%
Total Capital to Risk-based             16.2%      15.5% <F2>
   Assets:  8.00%

Leverage Ratio (Tier 1 Capital          11.6%      11.1% <F3>
   to Total Assets): 3.00%

<F1>  Minimum for "Well Capitalized" Banks = 6%
<F2>  Minimum for "Well Capitalized" Banks = 10%
<F3>  Minimum for "Well Capitalized" Banks = 5%

     RECENT LEGISLATIVE AND REGULATORY ACTION.  On April 19,
1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community
Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which compares an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low-
 and moderate-income areas or individuals, (ii) a services test, which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and
(iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon the Company and the Bank.

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

     On March 8, 1994 the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

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

     On September 29, 1994, President Clinton signed the Reigle-
Neal Interstate Banking and Branching Efficiency Act of 1994 (the
"Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997.
States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions
Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial
Institutions Code were superseded by the Federal Interstate Bill.

     In 1996, the Georgia legislature adopted a bill (the
"Georgia Intrastate Bill") to permit, effective July 1, 1996, any bank located in Georgia or group of affiliated banks under one holding company to establish new or additional branch banks in up to three additional counties anywhere within the State of Georgia where the bank does not currently have operations. After July 1, 1998, all restrictions on state-wide branching are removed.
Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching of banks within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

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

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded
$80,081 to the Bank for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, the Bank paid only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Bank would have been reduced by approximately $284,000.

     On September 29, 1996, the Economic Growth and Regulatory
Paperwork Reduction Act of 1996 was enacted (the "1996 Act").
The 1996 Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund
("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation
("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in for 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26, 1996 that the premium for the first six months of 1997 for deposit insurance assessments would range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum
$2,000 per year charge for deposit insurance. As a result, the Bank will pay no premium for deposit insurance in the first six months of 1997 and a first quarter FICO bond assessment of $4,419.55. The Bill also provided for certain limited regulatory relief and modifications to certain out-of-date regulations.


Item 2.  DESCRIPTION OF PROPERTY

     The Company's main office is located at 318 South Hill
Street, Griffin, Georgia, 30224, and its telephone number at that office is (770) 227-2251.

     The Company distributes its services through three full-service banking offices, and one limited-service banking office as follows:

          Main Office
          -----------

          318 South Hill Street
          Griffin, Georgia 30224

          Northside Bank Branch
          ---------------------

          1475 West McIntosh Road
          Griffin, Georgia  30223

          Southside Bank Branch
          ---------------------
          1103 Zebulon Road
          Griffin, Georgia  30224

          Kroger Griffin Branch
          ---------------------
          Limited Service Office
          ----------------------
          100 Spalding Village
          Griffin, Georgia  30223

          Henry County Branch
          -------------------
          996 Bear Creek Boulevard
          Hampton, Georgia 30228

     The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South
Hill Street, Griffin, Georgia. The Company's main office is subject to a mortgage in the principal amount of $777,779 at December 31, 1996. None of the other properties of the Company are subject to encumbrances. The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies. The Company or the Bank owns these properties, except the Kroger Griffin Branch Limited Office, which is leased.
In addition, the Bank leases offices at 114 West Solomon, Griffin, Georgia and 509 B2 Highway 19 South, Zebulon, Georgia in which Griffin Loans, Inc. conducts its operations. The Bank owns the Henry County Branch property. During 1990, the Bank acquired property at 1453 West McIntosh Road, adjacent to its Northside
Branch. The property was acquired for possible expansion purposes.

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


                             PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Stock. There is no established public trading market for the Company's Stock. As of March 20, 1997, the Company had 425 shareholders of record.

     Dividends. In 1995 and 1996, the Company declared cash dividends of $686,630 ($.85 per share) and $807,800 ($1.00 per share), respectively. The Company intends to continue paying cash dividends on a semi-annual basis. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 10 to the Company's consolidated financial statements for the three years ended December 31, 1996 set forth in Item 7 hereof.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - 1996 VS. 1995

     During 1996, average total assets increased $11,802,000 (8%)
over 1995. Average deposits increased $7,744,000 (6%) in 1996 over 1995. Average loans increased $12,909,000 (12%) in 1996 over 1995.

     Year-end balances at both December 31, 1996 and 1995 show increases in total assets of $20,203,000 (13%) from 1995 to 1996.
Total deposits increased $16,124,000 (12%) from 1995 to 1996 while total gross loans increased $19,776,000 (18%) during 1996.
Time deposits increased $10,946,000 from 1996 to 1995 while all other deposit accounts increased $5,178,000 from 1995 to 1996. As the local economy remains strong, loan demand increased and the Bank showed increases in each lending category at year end except real estate - mortgage. These loan increases were funded partially by the proceeds of sales, calls, and paydowns of investment securities along with borrowings from the FHLB.
Non-performing assets at December 31, 1996 were $783,000 compared to $825,000 at December 31, 1995. The majority of the decrease is attributable to a reduction of non-accrual loans. There were no related party loans which were considered nonperforming at December 31, 1996.

     The Company's subsidiary bank was most recently examined by its primary regulatory authority in June of 1996. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - 1996 VS. 1995

     The Company's operational results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

     Net interest income in 1996, which was $9,398,000, increased by $1,003,000 or 12% over 1995. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield (tax equivalent) on interest earning assets (6.52% in 1996 and 6.44% in 1995) increased approximately 1% in 1996 over 1995. This increase was associated with a $1,586,000 or 12% increase in interest earned and a $582,000 or 13% increase in interest paid in 1996 as compared to 1995.

     The provision for loan losses in 1996 was $365,000 as compared to $31,000 in 1995. The significant increase in the provision for loan losses was primarily attributable to the increase in the loan portfolio and a increase in net charge-offs of $213,000 as compared to 1995. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.1% and 1.2% of total loans outstanding at December 31, 1996 and 1995, respectively. Net charge-offs were $216,000 and $3,000 during 1996 and 1995, respectively. A dedicated loan review function is utilized by the


Bank. All loans of $50,000 or more are reviewed annually and placed into various loan grading categories which assists in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that these levels of allowance are appropriate based upon the Company's loan portfolio and the current economic conditions.

     Other operating income in 1996 of $2,229,000 increased over 1995 levels by $39,000 or 2%. Other operating expenses in 1996 of $7,242,000 increased by $343,000 or 5% over 1995 levels.

     Income taxes expressed as a percentage of earnings before income taxes increased from 30% in 1995 to 32% in 1996. The increase relates to a decrease in tax-exempt income as a percentage of earnings before income taxes.

RESULTS OF OPERATIONS - 1995 VS. 1994

     Net interest income in 1995, which was $8,395,000, increased by $735,000 or 10% over 1994. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield
(tax equivalent) on interest earning assets (6.44% in 1995 and 6.05% in 1994) increased approximately 7% in 1995 over 1994. This increase was associated with a $1,395,000 or 12% increase in interest earned and a $679,000 or 18% increase in interest paid in 1995 as compared to 1994.

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

     Cash and cash equivalents decreased $171,000 to a total
$12,462,000 at year end 1996 as cash used in investing activities outpaced amounts provided by operating and financing purposes.
Cash inflows from operations totaled $2,479,000 in 1996, while inflows from financing activities totaled $17,364,000, most of which were net deposit increases during 1996 of $16,124,000 and FHLB advances of $2,500,000. Included in financing activities were note payable repayments of $167,000.

     Investing activities used $20,015,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $19,984,000 during 1996 offset by proceeds, net of investment security purchases, from sales, calls, and paydowns of investment securities totaling $606,000.

CAPITAL RESOURCES

     The Company continues to maintain adequate capital ratios.
The following tables present the Company's regulatory capital position at December 31, 1996.

                                                          Risk-Based Capital Ratios
                                                          -------------------------
                                                        Actual as of December 31, 1996
                                                        ------------------------------
                 Tier 1 Capital                                     15.0%
                 Tier 1 Capital minimum requirement                  4.0%
                                                                    -----
                 Excess                                             11.0%
                                                                    =====

                 Total Capital                                      16.2%
                 Total Capital minimum requirement                   8.0%
                                                                    -----
                 Excess                                              8.2%
                                                                    =====

                                                                 Leverage Ratio
                                                                 --------------
                As of December 31, 1996
                 Tier 1 Capital to adjusted total assets
                 ("Leverage Ratio")                                  11.6%
                 Minimum leverage requirement                         3.0%
                                                                     ----
                 Excess                                               8.6%
                                                                     ====

       For a more complete discussion of the actual and required ratios of the Company and its Bank subsidiary, see note 15 to the consolidated financial statements.

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

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                                      At December 31, 1996
                                                                    Maturing or Repricing in
                                                                      (dollars in thousands)

                                                     Three            Four
                                                   Months or        Months to       1 to 5        Over 5
                                                      Less          12 Months        Years        Years        Total
                                                      ----          ---------        ------       ------       -----
            Interest-earning assets:
              Investment securities              $      10            4,054          9,317         8,827      22,208
              Mortgage loans held for sale             972              -              -             -           972
              Loans                                 41,156           18,361         63,892         4,622     128,031
              Other investments                         -               -              -           1,155       1,155
                                                     ------          -------        -------        -----     -------

            Total interest-bearing assets        $  42,138           22,415         73,209        14,604     152,366
                                                    ======           ======         ======        ======     =======
            Interest-bearing liabilities:
            FHLB advances                        $   2,500              286          1,144           284      4,214
            Deposits:
              Savings and demand                    52,682              -              -              -      52,682
              Time deposits                         21,249           32,669         12,565         1,119     67,602
            Notes payable                              778              -              -              -         778
                                                    ------           ------         -------        ------    ------

            Total interest-bearing liabilities   $  77,209           32,955         13,709         1,403    125,276
                                                    ======           ======         ======         =====    =======
            Interest sensitive difference
              per period                           (35,071)         (10,540)        59,500        13,201     27,090
                                                   =======          =======         ======        ======     ======

            Cumulative interest sensitivity
              difference                           (35,071)         (45,611)         13,889       27,090
                                                   =======          =======          ======       ======
            Cumulative difference to total
              assets                                  (21%)            (27%)           8%           16%
                                                      =====            =====           ==           ===

         At December 31, 1996, the difference between the Company's liabilities and assets repricing or maturing within one year was $45,611,000. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company's net interest income to decline.

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

INFLATION

     Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Company copes with the effects of inflation through the management of its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net earnings relative to its dividend payout policy.


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

                                                                          For the Years Ended December 31,
                                                                          --------------------------------
                                                                         (Amounts are presented in thousands)
                                                           1996                            1995
                                                 ---------------------------     -------------------------
                                                 Average              Yield/     Average            Yield/
                                                 Balance   Interest    Rate      Balance  Interest   Rate
                                                 -------   --------   ------     -------  -------   ------
Assets:
Interest earning assets:
  Loans (including loan fees)                   $ 120,356    12,543    10.42%    107,447    11,017    10.25%
  Investment securities:
    Taxable                                        15,957     1,101     6.90%     16,399     1,118     6.82%
    Non-taxable                                     7,822       692     8.85%      8,746       786     8.98%
  Federal funds sold                                4,505       258     5.73%      2,013       120     5.96%
                                                  -------    ------     ----     -------    ------     ----
Total interest earning assets                     148,640    14,594     9.82%    134,605    13,041     9.69%
Other non-interest earnings assets                 10,656                         12,106
                                                  -------                        -------
         Total assets                          $  159,296                        146,711
                                                  =======                        =======
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand and savings        $   50,517     1,299     2.57%     49,623     1,329     2.68%
    Time                                           60,438     3,441     5.69%     53,918     2,928     5.43%
  FHLB                                              3,108       145     4.67%        380        26     6.84%
  Long-term debt                                      840        62     7.38%      1,021        78     7.64%
  Federal funds purchased and securities
     sold under repurchase                            212        13     6.13%        279        17     6.10%
                                                  -------     -----     ----     -------     -----     ----
         Total interest-bearing liabilities       115,115     4,960     4.31%    105,221     4,378     4.16%
Other non-interest bearing liabilities             26,977                         26,118
Stockholders' equity                               17,204                         15,372
         Total liabilities and                    -------                        -------
            stockholders' equity             $    159,296                        146,711
Excess of interest-earning assets over            =======                        =======

  interest bearing liabilities               $     33,525                         29,384
Ratio of interest-earning assets to               =======                        =======

  interest-bearing liabilities                       129.12%                         127.93%
Net interest income                                           9,634                          8,663
Net interest spread                                                     5.51%                          5.53%
Net interest yield on interest earning
   assets                                                               6.48%                          6.44%

                                                              1994
                                                 ---------------------------
                                                 Average              Yield/
                                                 Balance   Interest    Rate
                                                 -------   --------   ------
Assets:
Interest earning assets:
  Loans (including loan fees)                   $ 100,946    9,550    9.46%
  Investment securities:
    Taxable                                        16,384    1,050    6.41%
    Non-taxable                                     9,516      844    8.87%
  Federal funds sold                                4,582      202    4.41%
                                                  -------   ------   ------
Total interest earning assets                     131,428   11,646    8.86%
Other non-interest earnings assets                 12,310
                                                  -------
         Total assets                           $ 143,738
                                                  =======
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand and savings         $  52,462     1,412   2.69%
    Time                                           51,948     2,214   4.26%
  FHLB                                                -         -       -
  Long-term debt                                    1,188        71   5.98%
  Federal funds purchased and securities
     sold under repurchase                             40         2   5.00%
                                                  -------     -----   ----
         Total interest-bearing liabilities       105,638     3,699   3.50%
Other non-interest bearing liabilities             23,960
Stockholders' equity                               14,140
         Total liabilities and                    -------
            stockholders' equity                $ 143,738
Excess of interest-earning assets over            =======

  interest bearing liabilities                  $  25,790
Ratio of interest-earning assets to               =======

  interest-bearing liabilities                     124.41%
Net interest income                                          7,947
Net interest spread                                                   5.36%
Net interest yield on interest earning
   assets                                                             6.05%


Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.


Tax exempt income is calculated on a tax equivalent basis.

Table 2
Volume-Rate Analysis


The following table shows a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1996 over 1995, and 1995 over 1994.

                           1996 over 1995

               Increase (decrease) due to changes in:
                (Amounts are presented in thousands)

                                                                            Volume          Rate          Total
                                                                            ------          ----          -----
         Interest income on:
            Loans (including loan fees)                                  $   1,325           201           1,526
            Investment securities:
              Taxable                                                         (29)            12             (17)
              Non-taxable                                                     (84)           (10)            (94)
            Federal funds sold                                                149            (11)            138
                                                                            -----            ---           -----

                 Total interest earning assets                           $  1,361            192           1,553
                                                                            =====            ===           =====
         Interest expense on:
            Deposits:
              Interest-bearing demand and savings                        $     21            (51)            (30)
              Time                                                            360            153             513
            FHLB                                                              213            (94)            119
            Long-term debt                                                    (14)            (2)            (16)
            Federal funds purchased                                            (4)             -              (4)
                                                                            -----           ----            ----

                 Total interest-bearing liabilities                      $    576              6             582
                                                                            =====           ====            ====

Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 2
Volume-Rate Analysis (continued)


                              1995 over 1994

                  Increase (decrease) due to change in:
                   (Amounts are presented in thousands)

                                                                            Volume          Rate          Total
                                                                            ------          ----          -----
         Interest income on:
            Loans (including loan fees)                                  $    641            826           1,467
            Investment securities:
              Taxable                                                           1             67              68
              Non-taxable                                                     (67)             9             (58)
            Federal funds sold                                               (103)            21             (82)
                                                                            -----          -----           -----

                 Total interest earning assets                           $    472            923           1,395
                                                                            =====          =====           =====
         Interest expense on:
            Deposits:
              Interest-bearing demand and savings                        $    (78)            (5)            (83)
              Time                                                            104            610             714
            FHLB                                                               13             13              26
            Long-term debt                                                    (21)            28               7
            Federal funds purchased                                            12              3              15
                                                                            -----          -----           -----

                 Total interest-bearing liabilities                      $     30            649             679
                                                                            =====          =====           =====


Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

Table 3
Investment Portfolio

The following table presents the investments by category at December 31, 1996 and 1995:

                                             (Amounts are presented in thousands)


                                                                                      1996          1995
                                                                                      ----          ----
            Held to maturity (at amortized cost)

            United States treasury and agencies                                   $  2,779         4,710
            State, county and municipal                                              7,344         8,062
            Mortgage-backed                                                          2,074         2,849
                                                                                    ------        ------
                 Totals                                                           $ 12,197        15,621
                                                                                    ======        ======

                                                                    (Amounts are presented in thousands)


                                                                            1996                          1995
                                                                            ----                          ----
         Available for Sale                                      Amortized       Estimated      Amortized       Estimated
                                                                    Cost         Fair Value        Cost         Fair Value
                                                                 ---------       ----------     ---------       ----------

            United States treasury and agencies                  $   4,540          4,530         1,995           2,015
            Mortgage-backed                                          5,521          5,481         5,092           5,048
                                                                     -----          -----         -----           -----

                                                                 $  10,061         10,011         7,087           7,063
                                                                    ======         ======         =====           =====

                                                      1996            1995
                                                      ----            ----

         Other investments                         $  1,155           1,121
                                                      =====           =====

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each range of maturities presented. (Amounts are presented in thousands)

                             United States    Mortgage-                        Weighted
Maturities at                Treasury and     Backed       State, County       Average
December 31, 1996              Agencies       Securities    and Municipal       Yields
-----------------            -------------    ----------   -------------       --------
Within 1 year                $    3,004            -            1,060             6.11%
After 1 through 5 years           4,005        4,057            1,255             6.28%
After 5 through 10 year             300        2,261            4,523             6.27%
After 10 years                        -        1,237              506             6.00%
                                  ------       -----            -----

            Totals           $    7,309        7,555            7,344
                                  =====        =====            =====

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

Table 4
Loan Portfolio


The following table presents loans by type at the end of each of the last five years.

                                                                           December 31,

                                                         1996        1995         1994         1993         1992
                                                         ----        ----         ----         ----         ----
                                                                 (Amounts are presented in thousands)
Commercial, financial
  and agricultural                                  $  52,437       35,761       36,950       35,184       34,799
Real estate - construction                              3,604        2,334        2,136          734        1,082
Real estate-mortgage                                   44,688       45,273       40,692       43,054       38,897
Installment loans to
  individuals                                          27,302       24,887       21,507       19,303       17,198
                                                      -------      -------      -------       ------       ------

                                                      128,031      108,255      101,285       98,275       91,976

Less:    Unearned income                                 (330)        (287)        (180)         (41)         (67)
         Allowance for loan losses                     (1,422)      (1,273)      (1,245)      (1,442)      (1,756)
                                                      -------      -------      -------       ------       ------

              Loans, net                            $ 126,279      106,695       99,860       96,792       90,153
                                                      =======      =======      =======       ======       ======

As of December 31, 1996 maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

                                                Commercial,                  Real
                                                Financial and                Estate
            Maturity                            Agricultural              Construction          Total
            --------                            -------------             ------------          -----
            Within 1 year                       $  16,734                     3,604             20,338
            1 to 5 years                           34,537                         -             34,537
            Over 5 years                            1,166                         -              1,166
                                                   ------                     -----             ------

            Totals                              $  52,437                     3,604             56,041
                                                   ======                     =====             ======

Table 4
Loan Portfolio, continued


As of December 31, 1996, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows (amounts are presented in thousands):

                                                                 Fixed       Variable
                                                               Interest      Interest
                                                                 Rates         Rates         Total
                                                                 -----         -----         -----
         Commercial, financial and agricultural:
            1 to 5 years                                      $  30,662        3,875        34,537
            Over 5 years                                          1,166          -           1,166
                                                                 ------        -----        ------

            Total                                                31,828        3,875        35,703
                                                                 ======        =====        ======

The following summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 1996, 1995, 1994, 1993 and 1992 (amounts are presented in thousands):

                                                                            December 31,
                                                                            ------------

                                                         1996         1995          1994        1993         1992
                                                         ----         ----          ----        ----         ----
Other real estate and repossessions                     $  90         -            -             524          142

Accruing loans 90 days or more
  past due                                                216          148          144          165           80

Non-accrual loans                                         477          677        1,640        2,502        2,274

Interest on non-accrual loans which
  would have been reported                                 38           67          158          175          275


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

Table 5
Allowance for Loan Losses

The following table summarizes information concerning the allowance for loan losses:

                                                                           December 31,
                                                                           ------------

                                                         1996         1995         1994         1993         1992
                                                         ----         ----         ----         ----         ----
                                                              (Amounts are presented in thousands)

Balance at beginning of year                          $ 1,273        1,245        1,442        1,756        2,291
Charge-offs:
  Commercial, financial and agricultural                   67           62           81          760          772
  Real estate-construction                                  -            -            -            -            -
  Real estate-mortgage                                     64            -            -            -
  Installment loans to individuals                        342          348          371          146          187
                                                        -----        -----        -----        -----        -----

                                                          473          410          452          906          959
                                                        -----        -----        -----        -----        -----
Recoveries:
  Commercial, financial and agricultural                   96          223           97           17          137
  Real estate-construction                                  -            -            -            -            -
  Real estate-mortgage                                      7            -            -            -            -
  Installment loans to individuals                        154          184           73           50          136
                                                        -----        -----        -----        -----        -----

                                                          257          407          170           67          273
                                                        -----        -----        -----        -----        -----

  Net charge-offs                                         216            3          282          839          686

  Split-off of subsidiary                                   -            -            -            -         (592)


  Additions charged to operations                         365           31           85          525          743
                                                        -----        -----        -----        -----        -----

  Balance at end of year                              $ 1,422        1,273        1,245        1,442        1,756
                                                        =====        =====        =====        =====        =====
Ratio of net charge-offs during the period
  to average loans outstanding during
  the period                                             .18%         .00%         .28%         .92%         .55%
                                                         ===          ===          ===          ===          ===

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

Table 6
Deposits


The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                          December 31,
                                (Amounts are presented in thousands)

                                                  1996                       1995                     1994
                                                  ----                       ----                     ----
                                          Amount         Rate       Amount        Rate       Amount         Rate
                                          ------         ----       ------        ----       ------         ----
Demand deposits:
  Non-interest bearing                  $ 24,152          -         23,822          -         23,807          -
  Interest-bearing demand
    and savings                           50,517         2.57%      49,623        2.68%       52,462        2.69%
  Time deposits                           60,438         5.69%      53,918        5.43%       51,948        4.26%
                                         -------                   -------                   -------
            Totals                      $135,107                   127,363                   128,217
                                         =======                   =======                   =======

Maturities of time certificates of deposit of $100,000 or more outstanding at December 31, 1996 are summarized as follows (amounts are presented in thousands):

            Within 3 months                                                           $    3,375
            After 3 through 6 months                                                       2,619
            After 6 through 12 months                                                      4,204
            After 12 months                                                                1,565
                                                                                           -----
            Total                                                                     $   11,763
                                                                                          ======


Table 7
Selected Ratios


The following table sets out certain ratios of the consolidated entity for the years indicated.

                                                                                   1996         1995         1994
                                                                                   ----         ----         ----
         Net income to:
            Average stockholders' equity                                         15.87%       16.59%       12.89%
            Average assets                                                        1.72%        1.73%        1.27%
         Dividends to net income                                                 29.59%       26.92%       33.23%
         Average equity to average assets                                        10.85%       10.47%        9.84%

Item 7.  FINANCIAL STATEMENTS


                FNB BANKING COMPANY AND SUBSIDIARY


                Consolidated Financial Statements

                 December 31, 1996, 1995 and 1994

          (with Independent Accountants' Report thereon)

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
FNB Banking Company and Subsidiary


We have audited the accompanying consolidated balance sheets of FNB Banking Company and subsidiary as of December 31, 1996 and 1995, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Banking Company and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                PORTER KEADLE MOORE, LLP





                                                Successor to the practice of
                                                Evans, Porter, Bryan & Co.
Atlanta, Georgia
January  16, 1997

                FNB BANKING COMPANY AND SUBSIDIARY

                   Consolidated Balance Sheets

                    December 31, 1996 and 1995

                                                          Assets
                                                          ------
                                                                                     1996             1995
                                                                                     ----             ----
 Cash and due from banks, including reserve
   requirements of $1,196,000 and $1,073,000                               $   12,461,860       12,633,327

 Investment securities available for sale (note 2)                             10,010,949        7,063,760

Investment securities held to maturity (market value,
   $12,679,015 and $16,208,545) (note 2)                                       12,197,132       15,621,241

 Other investments                                                              1,154,910        1,120,510
 Mortgage loans held for sale                                                     972,276         -
 Loans, net (note 3)                                                          126,278,521      106,694,884
 Premises and equipment (notes 4 and 6)                                         6,079,942        5,871,757
 Accrued interest receivable and other assets                                   1,620,806        1,567,716
                                                                              -----------      -----------

                                                                          $   170,776,396      150,573,195
                                                                              ===========      ===========

                                             Liabilities and Stockholders' Equity
                                             ------------------------------------
 Deposits:
   Demand                                                                 $    25,522,071       23,383,705
   Interest-bearing demand                                                     37,663,754       34,839,943
   Savings                                                                     15,017,853       14,802,508
   Time (note 5)                                                               67,601,606       56,655,209
                                                                              -----------      -----------
         Total deposits                                                       145,805,284      129,681,365

 FHLB advances (note 7)                                                         4,214,286        2,000,000
 Note payable (note 6)                                                            777,779          944,445
 Accounts payable and accrued liabilities                                       1,300,617        1,173,329
                                                                              -----------      -----------

         Total liabilities                                                    152,097,966      133,799,139
                                                                              -----------      -----------
 Commitments (note 9)

 Stockholders' equity (notes 10 and 15):
   Common stock, par value $1; 5,000,000 shares
      authorized; 807,800 shares issued and outstanding                           807,800          807,800
 Retained earnings                                                             17,903,934       15,981,567
 Net unrealized loss on investment securities
    available for sale, net of tax                                                (33,304)         (15,311)
                                                                              -----------      -----------
         Total stockholders' equity                                            18,678,430       16,774,056
                                                                              -----------      -----------

                                                                          $   170,776,396      150,573,195
                                                                              ===========      ===========

See accompanying notes to consolidated financial statements.

                FNB BANKING COMPANY AND SUBSIDIARY

               Consolidated Statements of Earnings
       For the Years Ended December 31, 1996, 1995 and 1994

                                                                            1996            1995           1994
                                                                            ----            ----           ----
 Interest income:
   Interest and fees on loans                                    $    12,543,160      11,016,657      9,549,840
   Interest on federal funds sold                                        257,845         119,788        202,323
   Interest-bearing deposits in other banks                                5,696           6,012          3,858
   Interest on investment securities:
       Tax-exempt                                                        457,159         518,758        556,618
       Taxable                                                         1,036,878       1,068,633      1,034,598
    Dividends on other investments                                        57,993          43,016         11,791
                                                                      ----------      ----------     ----------

          Total interest income                                       14,358,731      12,772,864     11,359,028
                                                                      ----------      ----------     ----------
 Interest expense:
   Deposits                                                            4,740,619       4,257,069      3,623,676
   Notes payable                                                          61,784          77,907         70,887
   Other                                                                 157,958          43,004          4,673
                                                                      ----------      ----------     ----------

          Total interest expense                                       4,960,361       4,377,980      3,699,236
                                                                      ----------      ----------     ----------

          Net interest income                                          9,398,370       8,394,884      7,659,792
 Provision for loan losses (note 3)                                      365,240          31,000         85,000
                                                                      ----------      ----------     ----------

          Net interest income after provision for loan losses          9,033,130       8,363,884      7,574,792
                                                                      ----------      ----------     ----------
 Other operating income:
   Service charges                                                     1,507,821       1,576,045      1,435,566
   Fees for trust services                                               180,000         180,000        185,000
   Securities gains, net                                                 104,183          65,550         92,282
   Other                                                                 437,453         368,221        256,911
                                                                      ----------      ----------     ----------

          Total other operating income                                 2,229,457       2,189,816      1,969,759
                                                                      ----------      ----------     ----------

 Other operating expenses:
   Salaries and employee benefits                                      4,179,287       3,917,042      3,972,917
   Occupancy and equipment                                             1,128,910       1,009,844        867,538
   Miscellaneous (note 13)                                             1,933,462       1,972,181      2,197,657
                                                                      ----------      ----------     ----------

          Total other operating expenses                               7,241,659       6,899,067      7,038,112
                                                                      ----------      ----------     ----------

          Earnings before income taxes                                 4,020,928       3,654,633      2,506,439
 Income taxes (note 11)                                                1,290,761       1,103,782        683,433
                                                                      ----------      ----------     ----------

          Net earnings                                           $     2,730,167       2,550,851      1,823,006
                                                                       =========       =========      =========
 Earnings per common share based on
    average outstanding shares of 807,800
    in 1996, 1995 and 1994:
          Net earnings per share                                 $          3.38            3.16           2.26
                                                                       =========       =========      =========

See accompanying notes to consolidated financial statements.

                FNB BANKING COMPANY AND SUBSIDIARY

      Consolidated Statements of Changes in Stockholders' Equity

         For the Years Ended December 31, 1996, 1995 and 1994

                                                                                   Net
                                                                                Unrealized
                                                                                   Gain
                                                                                (Loss) On
                                                                                Investment
                                                                                Securities
                                                                                 Available
                                                   Common        Retained       for Sale,
                                                    Stock        Earnings       Net of Tax          Total
                                                    -----        --------       -----------         -----

 Balance, December 31, 1993                     $    807,800    12,900,190           -           13,707,990

 Cumulative effect of accounting change for
   certain investment securities, net of
   income taxes of $13,415                             -              -            26,041            26,041

 Net earnings                                          -         1,823,006           -            1,823,006

 Cash dividends declared of $.75 per share             -          (605,850)          -             (605,850)

 Change in unrealized loss on investment
   securities available for sale, net of tax           -              -          (379,577)         (379,577)
                                                     -------    ----------       --------        ----------

 Balance, December 31, 1994                          807,800    14,117,346       (353,536)       14,571,610

 Net earnings                                          -         2,550,851           -            2,550,851

 Cash dividends declared of $.85 per share             -          (686,630)          -             (686,630)

 Change in unrealized loss on investment
   securities available for sale, net of tax           -              -           338,225           338,225
                                                     -------    ----------       --------        ----------

 Balance, December 31, 1995                          807,800    15,981,567        (15,311)       16,774,056

 Net earnings                                          -         2,730,167           -            2,730,167

 Cash dividends declared of $1.00 per share            -          (807,800)          -             (807,800)

 Change in unrealized loss on investment
   securities available for sale, net of tax           -              -           (17,993)          (17,993)
                                                     -------    ----------       --------        ----------

 Balance, December 31, 1996                     $    807,800    17,903,934        (33,304)       18,678,430
                                                     =======    ==========       ========        ==========

See accompanying notes to consolidated financial statements.

                FNB BANKING COMPANY AND SUBSIDIARY

              Consolidated Statements of Cash Flows

    For the Years Ended December 31, 1996, 1995 and 1994

                                                                            1996            1995            1994
                                                                            ----            ----            ----
 Cash flows from operating activities:
    Net earnings                                                $      2,730,167       2,550,851       1,823,006
    Adjustments to reconcile net earnings
      to net cash provided by operating activities:
        Depreciation, amortization and accretion                         345,094         368,991         352,816
        Provision for loan losses                                        365,240          31,000          85,000
        Provision for losses on sales of other real estate
         owned and repossessed collateral                                  3,798          11,986         126,906
        Provision for deferred income taxes                              (47,032)         74,845          84,614
        Gains on investment securities                                  (104,183)        (65,550)        (92,282)
        (Gains)losses on disposals of premises and equipment              (3,150)          1,574          40,113
        Change in:
         Mortgage loans held for sale                                   (972,276)         42,638         173,642
         Interest receivable                                             (69,901)        (69,619)       (140,914)
         Interest payable                                                    530          76,020           2,004
         Other, net                                                      230,870        (258,839)        132,396
                                                                       ---------       ---------       ---------

            Net cash provided by operating activities                  2,479,157       2,763,897       2,587,301
                                                                       ---------       ---------       ---------

 Cash flows from investing activities:
    Proceeds from sales of investment securities
      available for sale                                                 990,000         976,250       2,024,967
    Proceeds from sales of other investments                             -                 9,800        -
    Proceeds from calls and maturities of investment securities
      held to maturity                                                 3,597,249       3,967,100       5,831,057
    Proceeds from calls and maturities of investment securities
      available for sale                                               1,561,897         173,766         689,622
    Purchase of investment securities held to maturity                   -              (698,370)     (6,776,361)
    Purchase of investment securities available for sale              (5,543,379)     (1,000,000)       (992,500)
    Purchase of other investments                                        (34,400)         -             (484,300)
    Net change in loans                                              (19,983,675)     (7,192,952)     (2,964,659)
    Proceeds from disposals of premises and equipment                      3,150           1,800        -
    Additions to premises and equipment                                 (605,205)       (624,289)       (334,425)
    Proceeds from sales of other real estate and
      repossessed collateral                                             -               315,232         496,428
    Purchase of Griffin Loans, Inc. net of cash acquired                                  -             (386,500)
                                                                     -----------      ----------      ----------
            Net cash used by investing activities               $    (20,014,363)     (4,071,663)     (2,896,671)
                                                                     -----------      ----------      ----------

                FNB BANKING COMPANY AND SUBSIDIARY

       For the Years Ended December 31, 1996, 1995 and 1994

                                                                           1996            1995         1994
                                                                           ----            ----         ----
 Cash flows from financing activities:
   Net change in demand and savings deposits                    $     5,177,522      (3,911,166)   7,433,094
   Net change in time deposits                                       10,946,397       5,135,638   (1,021,615)
   Net change in federal funds purchased                                 -           (1,500,000)     700,000
   Proceeds from FHLB advances                                        2,500,000       2,000,000      -
   Repayments of FHLB advances                                         (285,714)         -           -
   Repayments of notes payable                                         (166,666)       (166,667)    (166,667)
   Payment of cash dividends                                           (807,800)       (686,630)    (565,460)
                                                                     ----------       ---------    ---------

       Net cash provided by financing activities                     17,363,739         871,175    6,379,352
                                                                     ----------       ---------    ---------

 Net increase (decrease) in cash and cash equivalents                  (171,467)       (436,591)   6,069,982

 Cash and cash equivalents at beginning of year                      12,633,327      13,069,918    6,999,936
                                                                     ----------       ---------    ---------

 Cash and cash equivalents at end of year                       $    12,461,860      12,633,327   13,069,918
                                                                     ==========      ==========   ==========
 Supplemental disclosures of cash flow information:
   Cash paid during the year for:
    Interest                                                    $     4,959,831       4,301,960    3,697,232
    Income taxes                                                $     1,222,500       1,141,000      534,000

 Noncash investing and financing activities:
   Transfer of investment securities
      available for sale upon adoption of
      SFAS 115 (note 1)                                         $        -              -          9,018,824
   Transfers of other investment securities
      upon adoption of SFAS 115 (note 1)                        $        -              -            646,010
   Change in net unrealized losses on
      investment securities available for sale,
      net of tax                                                $        17,993        (338,225)     353,536
   Transfers of loans to other real estate                      $       128,176         348,597       99,671
   Financed sales of other real estate                          $        93,378          21,379      -
   Change in dividends payable to stockholders                  $        -              -             40,390



See accompanying notes to consolidated financial statements.

                    FNB BANKING COMPANY AND SUBSIDIARY

                Notes to Consolidated Financial Statements

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accounting and reporting policies of FNB Banking Company (the "Company") and subsidiary, and the methods of applying those principles, conform with generally accepted accounting principles
   (GAAP) and with general practice within the banking industry. The following is a summary of the significant policies and procedures.

   Basis of Presentation
   ---------------------
   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank of Griffin ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

   The Bank commenced business in 1933 upon receipt of its charter from the Georgia Department of Banking and Finance. This state charter was converted to a national charter in 1965. The Bank is primarily regulated by the Office of the Comptroller of the Currency ("OCC") and the Company is regulated by the Federal Reserve System and both undergo periodic examinations by these regulatory authorities. The Bank provides a full range of customary banking services throughout Spalding County in Georgia.

   In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from these estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with the realization of deferred tax assets which are based on future taxable income.

   Investment Securities
   ---------------------
   Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1996 and 1995 the Company had no trading securities.

   Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of stockholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

   A decline in the market value of any available for sale or held to maturity investment below cost that is deemed other than temporary is charged to earnings and establishes a new cost basis for the security.

   Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

                    FNB BANKING COMPANY AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

   Other Investments
   -----------------
   Other investments include equity securities with no readily determinable fair value. These investment securities are carried at cost.

   Mortgage Loans Held for Sale
   ----------------------------
   Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net earnings of the period in which the change occurs.

   Loans, Loan Fees and Interest Income
   ------------------------------------
   Loans are stated at principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

   Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal.

   Loan fees, net of certain origination costs, have been deferred and are being amortized over the lives of the respective loans in accordance with generally accepted accounting principles set forth in Statement of Financial Accounting Standards No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases".

   Allowance For Loan Losses
   -------------------------
   The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management's judgement, will be adequate to absorb probable losses on existing loans that may become uncollectible.

   Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

   Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.


   Effective January 1, 1995, the Company accounts for impaired loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" amended for SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or cost, premium or discount existing at the inception or acquisition of the loan, or at the loan's observable market price, or at the fair value of the

                    FNB BANKING COMPANY AND SUBSIDIARY

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

   Allowance For Loan Losses, continued
   ------------------------------------
   collateral of the loan if the loan is collateral dependent. SFAS No. 118 amends SFAS No. 114 to require information about the recorded investment in certain impaired loans and eliminates its provisions regarding how a creditor should report income on an impaired loan. SFAS No. 118 allows creditors to use existing methods for recognizing income on impaired loans, including methods used by certain industry regulators. The adoption of these standards had no material effect on the consolidated financial statements.

   Premises and Equipment
   ----------------------
   Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. Costs incurred for maintenance and repairs are expensed currently. The range of estimated useful lives for premises and equipment are:

          Buildings and improvements       3 - 40 Years
          Furniture and equipment          3 - 10 Years

   Income Taxes
   ------------
   The Company accounts for income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

   In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company's assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

   Net Earnings Per Common Share
   -----------------------------
   Net earnings per share is determined by dividing net earnings by the weighted average number of shares outstanding.

   Other
   -----
   Certain reclassifications of the 1995 and 1994 amounts have been made to conform to the presentation used in the 1996 financial statements. Property (other than cash deposits) held by the Bank in a fiduciary or agency capacity for customers is not included in the balance sheets since such items are not assets of the Bank.

                    FNB BANKING COMPANY AND SUBSIDIARY

(2)  INVESTMENT SECURITIES

     Investment securities at December 31, 1996 and 1995 are as follows:

     SECURITIES HELD TO MATURITY:                                          December 31, 1996
                                                                           -----------------
                                                                          Gross         Gross        Estimated
                                                          Amortized     Unrealized     Unrealized      Fair
                                                             Cost          Gains         Losses        Value
                                                             ----          -----         ------        -----
       U.S. Treasury and Government
         agencies                                    $     2,778,965        25,873         -          2,804,838
       State, county and municipal                         7,343,954       414,621          920       7,757,655
        Mortgage-backed securities                         2,074,213        43,935        1,626       2,116,522
                                                          ----------       -------        -----      ----------
           Total                                     $    12,197,132       484,429        2,546      12,679,015
                                                          ==========       =======        =====      ==========

                                                                           December 31, 1995
                                                                           -----------------
                                                                           Gross          Gross      Estimated
                                                          Amortized     Unrealized     Unrealized      Fair
                                                             Cost          Gains         Losses        Value
                                                             ----          -----         ------        -----
       U.S. Treasury and Government
        agencies                                     $     4,710,393       147,080         -          4,857,473
       State, county and municipal                         8,061,787       402,278       20,304       8,443,761
       Mortgage-backed securities                          2,849,061        58,250         -          2,907,311
                                                          ----------       -------       ------      ----------
           Total                                     $    15,621,241       607,608       20,304      16,208,545
                                                          ==========       =======       ======      ==========

     Securities Available for Sale:                                        December 31, 1996
                                                                           -----------------
                                                                           Gross          Gross      Estimated
                                                          Amortized     Unrealized     Unrealized      Fair
                                                             Cost          Gains         Losses        Value
                                                             ----          -----         ------        ------
       U.S. Treasury and Government
        agencies                                     $     4,540,165         3,623       13,788       4,530,000
       Mortgage-backed securities                          5,521,245        20,537       60,833       5,480,949
                                                          ----------       -------       ------      ----------
           Total                                     $    10,061,410        24,160       74,621      10,010,949
                                                          ==========       =======       ======      ==========

                                                                           December 31, 1995
                                                                           -----------------
                                                                           Gross          Gross      Estimated
                                                          Amortized     Unrealized     Unrealized      Fair
                                                             Cost          Gains         Losses        Value
                                                             ----          -----         ------        -----
      U.S. Treasury and Government
       agencies                                      $     1,994,923        20,557        -           2,015,480
      Mortgage-backed securities                           5,092,036         5,591       49,347       5,048,280
                                                          ----------       -------       ------      ----------
          Total                                      $     7,086,959        26,148       49,347       7,063,760
                                                          ==========       =======       ======      ==========

                    FNB BANKING COMPANY AND SUBSIDIARY

(2)   INVESTMENT SECURITIES, CONTINUED
      The amortized cost and fair value of investment securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Securities Held    Securities Available
                                                                    to Maturity           for Sale
                                                                    -----------           --------
                                                         Amortized   Estimated     Amortized  Estimated
                                                              Cost   Fair Value      Cost     Fair Value
                                                         ---------   ----------    ---------  ----------
          U.S. Treasury and Government
            agencies:
               Within 1 year                         $   1,000,516   1,006,560    2,000,000    2,003,122
               1 to 5 years                              1,478,654   1,495,935    2,540,165    2,526,878
               5 to 10 years                               299,795     302,343          -           -
                                                         ---------   ---------    ----------   ---------

                                                     $   2,778,965   2,804,838    4,540,165    4,530,000
                                                         =========   =========    =========    =========
    State, county and municipal:

              Within 1 year                              1,060,000   1,074,817          -           -
              1 to 5 years                               1,255,000   1,292,636          -           -
              5 to 10 years                              4,523,240   4,844,767          -           -
              More than 10 years                           505,714     545,435          -           -
                                                         ---------   ----------    --------     --------
                                                     $   7,343,954   7,757,655          -           -
                                                         =========   =========    =========    =========
    Total securities other than mortgage-
     backed securities:
              Within 1 year                              2,060,516   2,081,377    2,000,000    2,003,122
              1 to 5 years                               2,733,654   2,788,571    2,540,165    2,526,878
              5 to 10 years                              4,823,035   5,147,110          -           -
              More than 10 years                           505,714     545,435          -           -
    Mortgage-backed securities                           2,074,213   2,116,522    5,521,245    5,480,949
                                                        ----------  ----------   ----------   ----------
                                                     $  12,197,132  12,679,015   10,061,410   10,010,949
                                                        ==========  ==========   ==========   ==========

   Call premiums amounting to $2,200 were received on two called securities during 1995 and are included with securities gains in the 1995 statement of earnings. There were no sales of investment securities held to maturity during 1996, 1995 and 1994.

   Proceeds from sales of securities available for sale during 1996, 1995 and 1994 were $990,000, $976,250 and $2,024,967, respectively.
   Gross gains of $9,177 for 1994, along with gross losses of $3,317, $23,750 and $2,500 for 1996, 1995 and 1994, respectively, were realized on those sales.

                    FNB BANKING COMPANY AND SUBSIDIARY

(2) INVESTMENT SECURITIES, CONTINUED
   Certain investment securities were written down to their estimated realizable values because, in the opinion of management, the decline in value was considered other than temporary. During 1996, 1995 and 1994, the Company received $17,500, $87,100 and $195,605, respectively, on an investment security that was in default and written down prior to 1992. The amounts received in excess of the remaining cost basis resulted in recoveries of $17,500, $87,100 and $85,605 in 1996, 1995, and 1994, respectively. During 1996, the
   Company received $250,000 on another investment security that was written down in 1993 which resulted in a recovery of $90,000. These recoveries are included with securities gains in the statements of earnings.

   Securities with a carrying value of $12,772,000 and $5,914,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits as required by law.

(3) LOANS
   Major classifications of loans at December 31, 1996 and 1995 are summarized as follows:

                                                                                           1996           1995
                                                                                           ----           ----

          Commercial, financial and agricultural                               $     52,437,173     35,760,795
          Real estate - construction                                                  3,604,322      2,333,745
          Real estate - mortgage                                                     44,687,988     45,273,648
          Consumer                                                                   27,301,406     24,886,667
                                                                                    -----------    -----------
          Total loans                                                               128,030,889    108,254,855

                 Less:  Allowance for loan losses                                     1,422,603      1,273,267
                        Unearned interest and fees                                      329,765        286,704
                                                                                    -----------    -----------
                 Net loans                                                     $    126,278,521    106,694,884
                                                                                    ===========    ===========

The Company grants loans and extensions of credit to individuals and a variety of firms and corporations located in its trade area, primarily Spalding County, Georgia and surrounding counties. Although the Company has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market in this geographical area.

Changes in the allowance for loan losses are summarized as follows:

                                                                                 1996       1995        1994
                                                                                 ----       ----        ----

       Balance at beginning of year                                    $    1,273,267  1,245,314   1,441,964
       Amounts charged off                                                   (473,420)  (409,863)   (452,464)
       Recoveries on amounts previously charged off                           257,516    406,816     170,814
       Provision charged to operating expenses                                365,240     31,000      85,000
                                                                            ---------  ---------   ---------
       Balance at end of year                                          $    1,422,603  1,273,267   1,245,314
                                                                            =========  =========   =========

The Company was servicing approximately $30,900,000 and $31,200,000 of mortgage loans for the Federal Home Loan Mortgage Corporation at December 31, 1996 and 1995, respectively.

                    FNB BANKING COMPANY AND SUBSIDIARY

(4) PREMISES AND EQUIPMENT
   Premises and equipment at December 31, 1996 and 1995, are summarized as follows:

                                                                                           1996            1995
                                                                                           ----            ----

           Land and improvements                                               $      1,390,125       1,113,634
           Buildings and improvements                                                 5,476,295       5,465,706
           Furniture and equipment                                                    3,191,228       3,022,762
                                                                                     ----------       ---------
                                                                                     10,057,648       9,602,102
           Less:  Accumulated depreciation                                            3,977,706       3,730,345
                                                                                     ----------       ---------
                                                                               $      6,079,942       5,871,757
                                                                                     ==========       =========

     Depreciation expense was $397,020, $321,560 and $292,271 for the years ended December 31, 1996, 1995 and 1994, respectively.

(5) DEPOSITS
   The aggregate amount of time deposit accounts with a minimum denomination of $100,000, was approximately $11,763,500 and $7,701,600 at December 31, 1996 and 1995, respectively. Deposits from related parties totaled approximately $2,900,000 and $1,903,000 at December 31, 1996 and 1995, respectively.

   At December 31, 1996, the scheduled maturities of time deposits are as follows:

               1997                  $  53,917,491
               1998                      8,550,435
               1999                      2,436,321
               2000                      1,578,123
               2001 and thereafter       1,119,236
                                        ----------
                                     $  67,601,606
                                        ==========
(6) NOTE PAYABLE
   Note payable at December 31, 1996 and 1995 consisted of the following:

                                                                                         1996       1995
     Note payable, due in monthly installments of $13,889
     plus interest at 70% of the prime interest rate
     through August 1, 2001, collateralized by certain
     land and buildings                                                           $    777,779   944,445

   Aggregate maturities required on the note payable at December 31, 1996 are as follows:

          1997                                                                    $   166,668
          1998                                                                        166,668
          1999                                                                        166,668
          2000                                                                        166,668
          2001                                                                        111,107
                                                                                      -------
                                                                                  $   777,779
                                                                                      =======

                    FNB BANKING COMPANY AND SUBSIDIARY

(7) FEDERAL HOME LOAN BANK ADVANCES
   The Bank has an agreement with the Federal Home Loan Bank (FHLB) whereby the FHLB agreed to provide the Bank credit facilities under the Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are secured under a Blanket Floating Lien covered by all of the Bank's 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB.

   At December 31, 1996, the Bank has advances payable of $1,714,286 with a fixed interest rate of 6.72% and interest payable monthly with equal principal payments due semi-annually until maturity in 2002 and an advance payable of $2,500,000 with a fixed interest rate of 5.76% and interest payable monthly with principal due on March 26, 1997.

(8) EMPLOYEE BENEFIT PLANS
   The Company has a noncontributory defined benefit plan covering substantially all of its employees who have completed one year of service. The Company's funding policy provides that payments to the plan shall be consistent with minimum government funding requirements plus additional amounts which may be approved by the Company. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.

   The following table sets forth the Plan's status and amounts recognized in the balance sheets at December 31, 1996 and 1995. Plan assets are stated at fair value and consist of cash, certificates of deposit, equity securities and government securities.

                                                                                           1996         1995
                                                                                           ----         ----
      Actuarial present value of benefit obligations:
         Vested                                                                  $    2,222,769    2,201,036
         Nonvested                                                                       29,284       25,798
                                                                                      ---------    ---------
               Total accumulated benefit obligations                             $    2,252,053    2,226,834
                                                                                      =========    =========
      Projected benefit obligations for services
         rendered to date                                                        $    3,330,530    3,378,244
      Plan assets at fair value                                                       3,188,262    3,123,794
                                                                                      ---------    ---------
               Assets less than projected benefit obligation                           (142,268)    (254,450)

      Unamortized net asset existing
         at date of adoption of SFAS 87                                                 206,739      225,240

      Unamortized net gain from past experience different
         from that assumed and effects of changes in
         assumptions                                                                   (102,592)      87,108
                                                                                     ----------      -------
               Prepaid (accrued) pension cost included in other liabilities      $      (38,121)      57,898
                                                                                     ==========      =======

                    FNB BANKING COMPANY AND SUBSIDIARY

(8) EMPLOYEE BENEFIT PLANS, CONTINUED
    The components of net pension cost for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                              1996         1995         1994
                                                                              ----         ----         ----
         Service cost for benefits earned                            $     143,364      115,323      133,916
         Interest cost on projected benefit
           obligations                                                     222,170      200,887      188,399
         Actual return on plan assets                                     (282,114)    (493,582)      56,602
         Net amortization and deferral                                      42,580      305,372     (232,917)
                                                                          --------     --------     --------
         Net pension cost                                            $     126,000      128,000      146,000
                                                                          ========     ========     ========

     The following assumptions were used in determining the actuarial present value of the projected benefit obligations at December 31, 1996 and 1995:

                                                                                      1996             1995
                                                                                      ----             ----
         Discount rate                                                                7.0%             7.0%
         Rate of increase in future compensation levels                               5.0%             5.0%
         Expected long-term rate of return on assets                                  8.25%            8.25%

     The Company has a profit sharing plan covering substantially all employees. Contributions, computed as defined in the plan, amounted to $384,000 in 1994. Effective January 1, 1995, the Company amended the plan to comply with the requirements of Section 401(K) of the Internal Revenue Code. The plan covers substantially all employees, subject to certain minimum service requirements. The Company will match up to 6% of each participants pre-tax contributions. The Company's matching contributions amounted to $130,000 and $131,000 in 1996 and 1995, respectively.

(9) COMMITMENTS
   The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

   The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                    FNB BANKING COMPANY AND SUBSIDIARY

(9) COMMITMENTS, CONTINUED
   In some cases, the Company does require collateral or other security to support financial instruments with credit risk.
                                                          Approximate
                                                          Contractual
                                                             Amount
                                                             ------


                                                          1996      1995
                                                          ----      ----
      Financial instruments whose contract
        amounts represent credit risk:
          Commitments to extend credit          $   24,787,000  15,687,000
          Standby letters of credit and
           financial guarantees written         $      932,000     798,000

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

   Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit are approximately 54% collateralized.

(10) DIVIDEND LIMITATIONS
   Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 1997 without prior approval is approximately $3,706,000 plus 1997 earnings of the Bank.

(11) INCOME TAXES
   The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                1996          1995       1994
                                                                                ----          ----       ----

               Current                                               $     1,337,793     1,028,937    598,819
               Deferred                                                      (47,032)       74,845     84,614
                                                                           ---------     ---------    -------
                                                                     $     1,290,761     1,103,782    683,433
                                                                           =========     =========    =======

                    FNB BANKING COMPANY AND SUBSIDIARY

(11) INCOME TAXES, CONTINUED
   The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

                                                                                1996          1995       1994
                                                                                ----          ----       ----
          Pretax income at statutory rates                          $      1,367,116     1,242,575    852,189
          Add (deduct):
              Tax-exempt interest income                                    (155,070)     (174,663)  (190,693)
              Nondeductible interest expense                                  16,273        17,215     15,354
              Other                                                           62,442        18,655      6,583
                                                                           ---------     ---------   --------
                                                                    $      1,290,761     1,103,782    683,433
                                                                           =========     =========   ========

   The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset (liability). At December 31, 1996 and 1995, the Company's net deferred liability is included as a component of other liabilities.

                                                                                              1996       1995
                                                                                              ----       ----
           Deferred income tax assets:
              Net unrealized loss in investment securities                         $        17,157      7,888
              Allowance for loan losses                                                    310,348    250,580
              State income tax credits                                                       -         35,000
              Other                                                                         79,271     46,055
                                                                                           -------    -------
                  Total gross deferred income tax assets                                   406,776    339,523

              Less:  Valuation allowance                                                     -        (35,000)
                                                                                          --------   --------
                  Net deferred income tax assets                                           406,776    304,523
                                                                                          --------   --------
           Deferred income tax liabilities, consisting of premises and equipment          (524,386)  (478,434)
                                                                                          --------   --------
                  Net deferred income tax liability                                $      (117,610)  (173,911)
                                                                                          ========   ========

(12)  Related Party Transactions
   The Company conducts transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1996:

      Beginning balance                                                                    $     3,554,752
        Loans advanced                                                                           4,499,245
        Repayments                                                                              (2,944,547)
                                                                                                ----------
      Ending balance                                                                       $     5,109,450
                                                                                                ==========

                    FNB BANKING COMPANY AND SUBSIDIARY

(13) MISCELLANEOUS OPERATING EXPENSES
   Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

                                                                            1996         1995         1994
                                                                            ----         ----         ----

             Deposit insurance premiums                            $        2,020      146,729      280,209
             Stationery and supplies                               $      279,814      209,038      175,701
             Postage                                               $      179,591      164,678      177,317
             Directors fees                                        $      154,400      153,100      167,400
             Data processing                                       $      321,540      192,397      134,364

(14)    FAIR VALUE OF FINANCIAL INSTRUMENTS
   SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

   Cash and Cash Equivalents
   -------------------------
   For cash, due from banks and federal funds sold the carrying amount is a reasonable estimate of fair value.

   Investment Securities
   ---------------------
   Fair values for investment securities are based on quoted market prices.

   Other Investments
   -----------------
   The carrying value of other investments approximates fair value.

   Loans and Mortgage Loans Held for Sale
   --------------------------------------
   The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

   Deposits
   --------
   The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows.

   FHLB Advances
   -------------
   The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.


   Note Payable
   ------------
   The Company's note payable bears interest based on a percentage of the prime rate and as such, the carrying amount approximates the fair value.

                    FNB BANKING COMPANY AND SUBSIDIARY

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
   Commitments to Extend Credit, Standby Letters of Credit and Financial
   ---------------------------------------------------------------------
   Guarantees Written
   ------------------
   Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

   Limitations
   -----------
   Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgements. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

   The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                                1996                          1995
                                                                ----                          ----
                                                        Carrying     Estimated       Carrying      Estimated
                                                         Amount      Fair Value       Amount       Fair Value
                                                         ------      ----------       ------       ----------
     Assets:

       Cash and cash equivalents                   $  12,461,860    12,461,860      12,633,327     12,633,327
       Investment securities                          22,208,081    22,689,964      22,685,001     23,272,305
       Other investments                               1,154,910     1,154,910       1,120,510      1,120,510
       Loans and mortgage
         loans held for sale                         127,250,797   126,499,785     106,694,884    105,900,645

      Liabilities:

        Deposits                                     145,805,284   146,032,337     129,681,365    131,289,226
       FHLB advances                                   4,214,286     4,216,204       2,000,000      2,090,980
       Notes payable                                     777,779       777,779         944,445        944,445

      Unrecognized financial instruments:

       Commitments to extend credit                   24,787,000    24,787,000      15,687,000     15,687,000
       Standby letters of credit                         932,000       932,000         798,000       798,000

                    FNB BANKING COMPANY AND SUBSIDIARY

(15) Regulatory Matters
     ------------------
   The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Bank s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to average risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, the Bank meets all capital adequacy requirements to which it is subject.

   As of December 31, 1996 and 1995, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution s category.

   The consolidated and bank only actual capital amounts and ratios for 1996 and 1995 are also presented in the table.


                                                                                                     To Be Well
                                                                                For Capital        Capitalized Under
                                                              Actual         Adequacy Purposes     Action Provisions
                                                              ------         -----------------    ------------------
                                                           Amount      Ratio    Amount     Ratio   Amount      Ratio
                                                           ------      -----    ------     -----   ------      -----
     As of December 31, 1996:

     Total Risk-Based Capital (to Risk
     Weighted Assets):

       Consolidated                                $     20,039,698    16.2%  9,896,147   >8.0%        N/A     N/A
                                                                                          -
       FNB Griffin                                 $     19,192,076    15.5%  9,905,588   >8.0%  12,381,985  >10.0%
                                                                                          -                  -
     Tier I Capital (to Risk Weighted Assets):

       Consolidated                                $     18,617,095    15.0%  4,964,559   >4.0%        N/A     N/A
                                                                                          -
       FNB Griffin                                 $     17,769,473    14.4%  4,935,965   >4.0%   7,403,947   >6.0%
                                                                                          -                   -
     Tier I Capital (to Adjusted Total Assets):

       Consolidated                                $     18,617,095    11.6%  6,419,688   >4.0%        N/A     N/A

                                                                                          -
       FNB Griffin                                 $     17,769,473    11.1%  6,403,414   >4.0%   8,004,267   >5.0%
                                                                                          -                   -

                    FNB BANKING COMPANY AND SUBSIDIARY

(15)  REGULATORY MATTERS, CONTINUED

                                                                                                    To Be Well
                                                                               For Capital        Capitalized Under
                                                                Actual        Adequacy Purposes   Action Provisions
                                                                -----         -----------------   ------------------
                                                           Amount     Ratio   Amount     Ratio   Amount      Ratio
                                                           ------     -----   ------     -----   ------      -----
     As of December 31, 1995:

     Total Risk-Based Capital (to Risk
     Weighted Assets):

       Consolidated                                $     17,970,805   16.8%  8,557,526   >8.0%         N/A     N/A
                                                                                         -
       FNB Griffin                                 $     17,176,293   16.1%  8,534,804   >8.0%   10,668,505  >10.0%
                                                                                         -                   -
     Tier I Capital (to Risk Weighted Assets):

       Consolidated                                $     16,697,538   15.6%  4,281,420   >4.0%         N/A     N/A
                                                                                         -
       FNB Griffin                                 $     15,903,026   14.9%  4,269,269   >4.0%    6,403,903   >6.0%
                                                                                         -                    -
     Tier I Capital (to Adjusted Total Assets):

       Consolidated                                $     16,697,538   11.3%  5,910,633   >4.0%         N/A     N/A
                                                                                         -
       FNB Griffin                                 $     15,903,026   10.8%  5,890,010   >4.0%    7,362,512   >5.0%
                                                                                         -

                    FNB BANKING COMPANY AND SUBSIDIARY

(16)   FNB Banking Company (Parent Company Only) Financial Information

                                                                 Balance Sheets

                                                           December 31, 1996 and 1995

                                                                     Assets

                                                                                            1996          1995
                                                                                            ----          ----
Cash                                                                             $       261,611       150,091
Investment in First National Bank of Griffin                                          17,830,807    15,979,544
Other assets                                                                           1,098,373     1,133,446
                                                                                      ----------    ----------
                                                                                 $    19,190,791    17,263,081
                                                                                      ==========    ==========

                                                      Liabilities and Stockholders' Equity
                                                      ------------------------------------

Other liabilities                                                                $        27,681         4,345
Dividends payable                                                                        484,680       484,680
Stockholders  equity                                                                  18,678,430    16,774,056
                                                                                      ----------    ----------
                                                                                 $    19,190,791    17,263,081
                                                                                      ==========    ==========

                                                             Statements of Earnings

                                              For the Years Ended December 31, 1996, 1995 and 1994

                                                                             1996           1995          1994
                                                                             ----           ----          ----
Income:
  Interest                                                          $       17,796         7,966         8,449
  Other                                                                    240,879       288,501       251,972
  Dividends from subsidiary                                                807,800       886,630       405,850
                                                                         ---------     ---------       --------

                                                                         1,066,475     1,183,097       666,271
                                                                         ---------     ---------       -------

Other operating expenses                                                   178,203       245,801       265,031
                                                                         ---------     ---------      --------
      Earnings before income taxes and equity in undistributed
       earnings of bank subsidiary                                         888,272       937,296       401,240

Income tax benefit (expense)                                               (27,361)      (23,353)        1,567
                                                                         ---------      --------      --------
      Earnings before equity in undistributed earnings of
       bank subsidiary                                                     860,911       913,943       402,807

Equity in undistributed earnings of bank subsidiary                      1,869,256     1,636,908     1,420,199
                                                                         ---------     ---------     ---------
      Net earnings                                                  $    2,730,167     2,550,851     1,823,006
                                                                         =========     =========     =========

                    FNB BANKING COMPANY AND SUBSIDIARY

(16) FNB BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                                                             Statements of Cash Flow

                                              For the Years Ended December 31, 1996, 1995 and 1994

                                                                              1996          1995           1994
                                                                              ----          ----           ----
       Cash flows from operating activities:
          Net earnings                                               $   2,730,167     2,550,851     1,823,006
          Adjustments to reconcile net earnings
             to net cash provided by operating activities:
             Equity in undistributed earnings
               of bank subsidiary                                       (1,869,256)   (1,636,908)   (1,420,199)
             Depreciation                                                   35,073        35,528        49,138
             Change in other liabilities                                    23,336      (413,421)       53,053
                                                                        ----------    ----------     ---------

          Net cash provided by operating activities                        919,320       536,050       504,998
                                                                        ----------    ----------     ---------

       Cash flows from financing activities-dividends paid                (807,800)     (686,630)     (565,460)
                                                                        ----------    ----------     ---------

       Net increase (decrease) in cash                                     111,520      (150,580)      (60,462)

       Cash at beginning of the period                                     150,091       300,671       361,133
                                                                        ----------     ---------     ---------

       Cash at end of the period                                     $     261,611       150,091       300,671
                                                                        ==========     =========     =========

       Supplemental disclosure of cash flow information:

          Net unrealized loss on investment securities
             available for sale of bank subsidiary, net of tax       $      17,993      (338,225)       353,536

          Change in dividends receivable from subsidiary             $         -        (200,000)       159,610

          Change in dividends payable to stockholders                $         -           -             40,390

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

     For the year ended December 31, 1996, the accounting firm of Porter Keadle Moore was the principal accountant for the Company.

     The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

                                 PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The Board of Directors

     The following table sets forth for each director (a) the person's name, (b) his age at December 31, 1996, (c) the year he was first elected as a director of the Company and (d) his positions with the Company and the Bank, other than as a director, and his principal occupation and business experience for the past five years.

                                              Year First     Position with Company; Principal
     Name                        Age            Elected      Occupation; Business Experience
     ----                        ---          ----------     --------------------------------
C. A. Knowles                    64             1982         President, Chief Executive Officer and Treasurer of the
                                                                  Company and President of the Bank

James A. Mankin                  70             1982         Merchant and Real Estate Developer

W. Cameron Mitchell              83             1993         Retired

David G. Newton                  49             1993         Real Estate Developer

John T. Newton, Sr.              80             1982         Chairman of the Board of the Company; Chairman of the Board,
                                                                  Dundee Mills, Inc. from 1986 through 1995.

John T. Newton, Jr.              50             1993         Chairman of the Board of the Bank; Attorney, Newton & Howell, P.C.

J. Henry Cheatham III            46             1994         Private Investor

            Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. John T. Newton, Jr. and David G. Newton, are the sons of John T. Newton, Sr., and J. Henry Cheatham is the nephew of John T. Newton, Sr., and the first cousin of David G. Newton and John T. Newton, Jr. There are no other family relationships among directors and executive officers of the Company.

EXECUTIVE OFFICERS

     The following table sets forth for each executive officer of the Company (a) the person's name, (b) his age at December 31, 1996, (c) the year he was first elected as an executive officer of the Company and (d) his positions with the Company and the Bank.

                                  Year First     Principal Occupation;
     Name               Age         Elected      Business Experience
     ----               ---         -------      -------------------
C. A. Knowles           64           1982        President, Chief Executive Officer and Treasurer of the Company and
                                                 President of the Bank.

John T. Newton, Sr.     80           1982        Chairman of the Board of the Company.

William K. Holmes       46           1993        Assistant Treasurer, Principal Accounting and Financial Officer.

Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth the annual term compensation paid by the Company and its subsidiary to C. A. Knowles, the Company's Chief Executive Officer, the Company's only executive officer as of December 31, 1996 whose cash compensation, including salary and bonus, exceeded $100,000.

                         SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
                                           --------------------------------------
Name and Principal Position                Year     Salary <F1>     Bonus   Other
                                           ----     -----------     -----   -----
C. A. Knowles                              1996     $193,043       $32,519   <F2>
   President, Chief Executive              1995     $195,700       $23,000   <F2>
   Officer and Treasurer                   1994     $198,329       $18,500   <F2>

<F1>Includes Director's fees
<F2>Does not meet Securities and Exchange Commission threshold for disclosure.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL HOLDERS OF STOCK

     The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of common stock of the Company, $1.00 par value (the "Company Stock"), on January 25, 1997, the following information:
(a) the owner's name and address, (b) the number of shares of Company

Stock owned, and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed owners are the record owners of, and have sole voting and investment powers over, their shares.

                                 Number of Shares
Name and Address                 Beneficially Owned     Percentage of Total
----------------                 ------------------     -------------------
Newton Family Partnership            171,904 <F1>               21.3%
1076 Maple Drive
Griffin, GA  30223

John T. Newton, Sr.                  185,458 <F2>              22.95%
1076 Maple Drive
Griffin, GA  30223

Harvey Cheatham                       65,920 <F3>               8.2%
P.O. Box 88185
Atlanta, GA  30338

John Henry Cheatham                   41,352 <F4>               5.1%
P.O. Box 1252
Griffin, GA  30224

Elizabeth M. Cheatham III             42,000                    5.2%
5101 North Casablanca Road, #6
Scottsdale, AZ  85253

James Gilliam Cheatham                49,952 <F5>              6.18%
P.O. Box 506
Griffin, GA  30224

Lelia Cheatham Von Stein              45,652 <F6>              5.65%
623 Probart Street
Brevard, NC  28712
______________________________

<F1> John T. Newton, Sr. has sole voting and investment power over the shares owned of record by the partnership under the terms of the partnership agreement.

<F2> Of the indicated shares, 171,904 shares are owned of record by the
     Newton Family Partnership, and Mr. Newton has sole voting and investment power with respect to these shares. Includes 7,932 shares owned by the Estate of Virginia Cheatham Newton.

<F3> Of the indicated shares, 16,000 shares are subject to voting and investment power by Mr. Cheatham as general partner for Club Associates, L.P., the record owner of such shares, and 49,920 are subject to voting and investment power by Mr. Cheatham as general partner of 435 Associates, LTD, the record owner of such shares. Does not include 12,000 shares which are held directly by his wife, Anne A. Cheatham, as to which shares Mr. Cheatham disclaims beneficial ownership.

<F4> Of the indicated shares, Mr. Cheatham owns 34,652 shares and 6,700 shares are owned by his children.

<F5> Of the indicated shares, Mr. Cheatham owns 34,652 shares and 11,300 shares are owned by his children.

<F6> Of the indicated shares, Ms. Von Stein owns 34,952 shares and 10,700 shares are owned by her children.

STOCK OWNED BY MANAGEMENT

     The following table provides for each director of the Company and for all directors and officers of the Company as a group, as of January 25, 1997, the following information: (a) the name of the director or the number of persons in the group; (b) the number of shares of Company Stock beneficially owned by the director or the group; and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed person is the record owner of, and has sole voting and investment powers over, his shares.

                                              Number of Shares
Name and Address                             Beneficially Owned     Percentage of Total
----------------                             ------------------     -------------------
J. Henry Cheatham III                              41,352 <F1>              5.10%

C. A. Knowles                                         920                    .11%

James A. Mankin                                     1,964                    .24%

W. Cameron Mitchell                                 2,400                    .30%

David G. Newton                                    15,290 <F2>              1.89%

John T. Newton, Sr.                               185,458 <F3>             22.95%

John T. Newton, Jr.                                11,693 <F4>              1.45%

All directors and executive officers
as a group (8 persons)                            251,247 <F1><F2><F3>     31.10%

<F1>  Includes 6,700 shares held by Mr. Cheatham as custodian for his children.

<F2>  Includes 6,473 shares held by Mr. Newton as Trustee for his niece and nephew.

<F3>  Of the indicated shares, 171,904 shares are owned of record by the
      Newton Family Partnership, and Mr. Newton has sole voting and investment power with respect to these shares. Includes 7,932 shares owned by the Estate of Virginia Cheatham Newton.

<F4>  Includes 5,760 shares  held by Mr. Newton as Trustee for his niece and nephew.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons. In the opinion of the management of the Company, the extensions of credit made by the Bank to its directors and officers since January 1, 1996 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features. See note 12 under Notes to Consolidated Financial Statements in Item 7 hereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               The Company submits herewith as exhibits to this report on
            Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

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

             27.0        Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K:

               None.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB BANKING COMPANY
                                     (Registrant)


                                    By:  /s/ C. A. Knowles
                                         C. A. Knowles
                                         President

                                    Dated:  3-27 , 1997

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

           Signature                                      Title                                 Date
           ---------                                      -----                                 ----
/s/ John T. Newton, Sr.                    Chairman of the Board of Directors                 3-27-97
John T. Newton, Sr.


/s/ C. A. Knowles                          President, Treasurer, and                          3-27-97
C. A. Knowles                              Director (principal executive
                                           officer)

/s/ William K. Holmes                      Assistant Treasurer (principal                     3-27-97
William K. Holmes                          accounting and financial officer)


/s/ James A. Mankin                        Director and Secretary                             3-27-97
James A. Mankin


/s/ W. Cameron Mitchell                    Director                                           3-27-97
W. Cameron Mitchell


/s/ David G. Newton                        Director                                           3-27-97
David G. Newton


/s/ John T. Newton, Jr.                    Director                                           3-27-97
John T. Newton, Jr.


/s/ J. Henry Cheatham, III                 Director                                           3-27-97
J. Henry Cheatham, III


                     EXHIBIT INDEX



Exhibit No.             Description of Exhibit

  21.0                  Subsidiaries of FNB Banking Company.

  24.0 A Power of Attorney is set forth on the signature pages to this Form 10-KSB.

  27.0                  Financial Data Schedule