Form 10QSB
period 1997-03-31
FNB BANKING CO
filed 1997-05-14
CIK 757262

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

                                 YES XX   NO

         Common stock, par value $1 per share: 807,800 shares
                    outstanding as of April 26, 1997

                             FNB BANKING COMPANY AND SUBSIDIARY

                                      INDEX

                                                         Page No.

PART I      FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheet (unaudited) at March 31, 1997     2

   Consolidated Statements of Earnings (unaudited) for the
    Three Months Ended March 31, 1997 and 1996                  3

   Consolidated Statements of Cash Flows (unaudited) for the
    Three Months Ended March 31, 1997 and 1996                  4

   Notes to Consolidated Financial Statements (unaudited)       5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 6-7

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                      8

Item 2.  Changes in Securities                                  8

Item 3.  Defaults Upon Senior Securities                        8

Item 4.  Submission of Matters to a Vote of Security Holders    8

Item 5.  Other Information                                      8

Item 6.  Exhibits and Reports on Form 8-K                       8

                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                       FNB BANKING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 1997
                                  (Unaudited)

                                     Assets
Cash and due from banks                                          $   9,200,190
Federal funds sold                                                   2,598,817
Investment securities held to maturity (approximate
  market value of $12,587,232)                                      12,097,160
Investment securities available for sale (amortized
  cost of $9,943,378)                                                9,830,142
Other investments                                                    1,351,710
Mortgage loans held for sale                                           662,405

Loans                                                              132,723,120
Less:Unearned income                                                 (317,603)
    Allowance for loan losses                                      (1,568,468)

           Loans, net                                              130,837,049

Premises and equipment, net                                          6,343,873
Other assets                                                         1,452,717

                                                                 $ 174,374,063

                      Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
    Noninterest-bearing                                          $  26,147,610
    Interest-bearing                                               121,305,276

           Total deposits                                          147,452,886

  FHLB advances                                                      5,714,286
  Notes payable                                                        736,112
  Other liabilities                                                  1,195,049

           Total liabilities                                       155,098,333

Stockholders' equity:
  Common stock, $1 par value; authorized
    5,000,000 shares; issued and outstanding
    807,800 shares                                                     807,800
  Retained earnings                                                 18,542,665
  Unrealized loss on investment securities, net of tax                (74,735)

           Total stockholders' equity                               19,275,730

                                                                 $ 174,374,063

See accompanying notes to consolidated financial statements.

                        FNB BANKING COMPANY AND SUBSIDIARY
                       Consolidated Statements of Earnings
              For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)


                                                      1997          1996
Interest income:
  Loans                                        $  3,483,673    2,915,188
  Investment securities:
      Tax exempt                                    106,013      123,805
      Taxable                                       248,022      291,720
  Federal funds sold                                 34,577       88,523
      Total interest income                       3,872,285    3,419,236
Interest expense:
  Deposits                                        1,254,041    1,137,145
  Federal funds purchased and FHLB advances          76,334       36,730
  Notes payable                                      13,283       16,791
      Total interest expense                      1,343,658    1,190,666
      Net interest income                         2,528,627    2,228,570
Provision for loan losses                           135,800        7,100
  Net interest income after provision for
   loan losses                                    2,392,827    2,221,470
Other income:
  Service charges on deposit accounts               363,359      371,055
  Fees for trust services                            45,000       45,000
  Securities losses, net                           (12,171)         -
  Other operating income                            110,591       98,860
      Total other income                            506,779      514,915
Other expense:
  Salaries and other personnel expense            1,020,208      991,743
  Net occupancy and equipment expense               343,102      290,137
  Other operating expense                           522,765      508,829
      Total other expense                         1,886,075    1,790,709
      Earnings before income taxes                1,013,531      945,676
Income taxes                                        374,800      282,000

      Net earnings                             $    638,731      663,676

Earnings per common share based on average outstanding
  shares of 807,800 in 1997 and 1996:          $        .79          .82

See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996
                                   (Unaudited)

                                                         1997               1996
Cash flows from operating activities:
  Net earnings                                     $    638,731            663,676
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
        Provision for loan losses                       135,800              7,100
        Depreciation, amortization and accretion        116,653             52,960
        Gain on sales of premises and equipment           -                 (3,150)
        Loss on sales of investment securities           12,171                 -
        Change in assets and liabilities:
          Interest receivable                           107,631            138,830
          Interest payable                               24,377             19,117
          Other, net                                    436,536            247,541
          Mortgage loans held for sale                  309,871           (414,999)
         Net cash provided by operating activities    1,781,770            711,075
Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities held to maturity              102,392          1,208,657
  Proceeds from maturities and paydowns of
    investment securities available for sale            129,495            220,436
  Proceeds from sales of investment securities
   available for sale                                 1,089,000               -
  Purchases of investment securities
   available for sale                                (1,114,864)              -
  Net change in loans                                (4,694,328)        (3,415,246)
  Purchases of other investments                       (196,800)           (34,400)
  Purchases of premises and equipment                  (380,773)          (152,601)
  Proceeds from sales of premises and equipment           -                  3,150

       Net cash used by investing activities         (5,065,878)        (2,170,004)

Cash flows from financing activities:
  Net change in deposits                              1,647,602          6,483,916
  Repayments of long-term debt                          (41,667)           (41,666)
  Proceeds from FHLB Advances                         4,000,000               -
  Repayments of FHLB Advances                        (2,500,000)              -
  Dividends paid                                       (484,680)          (484,680)

       Net cash provided by financing activities      2,621,255          5,957,570

Net increase (decrease) in cash and cash equivalents   (662,853)         4,498,641

Cash and cash equivalents at beginning of period     12,461,860         12,633,327

Cash and cash equivalents at end of period         $ 11,799,007         17,131,968

Supplemental cash flow information:
  Cash paid for interest                           $  1,319,281          1,171,549

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

(2) Recent Accounting Pronouncements
    During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997. Early application is not permitted. On adoption, restatement of all prior-period EPS data presented is required. Based upon the current capital structure of the Company, this Statement will have no effect on the EPS calculation.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

                For the Three Months in the Periods Ended
                         March 31, 1997 and 1996

Financial Condition

    Total assets at March 31, 1997 were $174,374,063, representing a $3,597,667 (2.1%) increase from December 31, 1996. Deposits increased $1,647,602 (1.1%) from December 31, 1996. Loans increased $4,558,528 (3.6%).
The allowance for loan losses at March 31, 1997 totalled $1,568,468, representing 1.2% of total loans compared to December 31, 1996 total of $1,422,603 representing 1.1% of total loans. Cash and cash equivalents decreased $662,853 from December 31, 1996.

    The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 247.5% or $1,938,000 from $783,000 at December 31, 1996 to $2,721,000 at March 31, 1997. The significant increase is directly related to a loan of $1.9 million that was classified as a nonperforming asset during 1997. There were no related party loans which were considered nonperforming at March 31, 1997.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in June 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

    Net interest income increased $300,057 (13.5%) in the first three months of 1997 compared to the same period for 1996. Interest income for the first three months of 1997 was $3,872,285, representing an increase of $453,049 (13.3%) over the same period in 1996. Interest expense for the first three months of 1997 increased $152,992 (12.8%) compared to the same period in 1996. The increase in interest income and interest expense during the first three months of 1997 compared to the same period in 1996 is primarily attributable to the increase in the volume of both loans and deposits and to the additional FHLB advances obtained during 1997.

    The provision for loan losses for the three months of 1997 increased $128,700 compared to the same period for 1996. The increase is primarily attributable to the increase in loans during the first three months of 1997 compared to the same period in 1996 and to the significant loan that was classified as nonperforming during 1997. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other expenses for the three months of 1997 increased $95,366 (5.3%) compared to the first three months in 1996. The net increase is primarily attributable to the Henry County branch that began operations in late 1996. Income tax expense expressed as a percentage of earnings before income taxes increased as a result of the provision for state taxes which had, in the past, not been required due to carryforward state income tax credits. Prior to 1997 management provided a valuation allowance against these credits which were reduced as the Company was able to utilize them. Additionally, tax exempt income relative to pre-tax earnings decreased causing the income tax expense to increase.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS, continued

              For the Three Months in the Periods Ended
                    March 31, 1997 and 1996


Capital

The following tables present FNB Banking Company's regulatory capital position at March 31, 1997:

    Risk-Based Capital Ratios


    Tier 1 Tangible Capital, Actual                       15.1%
    Tier 1 Tangible Capital minimum requirement            4.0%

    Excess                                                11.1%

    Total Capital, Actual                                 16.3%
    Total Capital minimum requirement                      8.0%

    Excess                                                 8.3%


   Leverage Ratio


   Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                  11.2%

   Minimum leverage requirement                            3.0%

   Excess                                                  8.2%


                            PART II.  OTHER INFORMATION

                       FNB BANKING COMPANY AND SUBSIDIARY



Item 1.Legal Proceedings

       None

Item 2.Changes in Securities

       None

Item 3.Defaults Upon Senior Securities

       None

Item 4.Submission of Matters to a Vote of Security Holders

       (a) FNB Banking Company's annual meeting of stockholders was held on March 27, 1997

       (b) The following is a summary of matters submitted to a vote of security holders:

           1. The election * of the following directors to serve the current year term:

                     C.A. Knowles
                     James A. Mankin
                     Ernest F. Carlisle, III
                     John T. Newton, Jr.
                     John T. Newton, Sr.
                     David G. Newton
                     J. Henry Cheatham, III

           A tabulation of votes concerning the above issues is as follows:

                                                    Director
                                                    Election

     Shares voted by proxy in favor                  635,488
     Shares voted in person in favor                  80,252
     Shares voted in person against                      -
     Shares abstained from voting                        727

     Total shares represented                        716,467

     Total shares outstanding                        807,800


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

                            FNB BANKING COMPANY



                            By:
                            C.A. Knowles,President and Treasurer
                            (Principal Executive Officer)


                            Date:





                            By:

                            William K. Holmes
                            Assistant Treasurer
                            (Principal Accounting Officer)


                            Date: