Form 10QSB
period 1997-06-30
FNB BANKING CO
filed 1997-08-08
CIK 757262

                             UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1997

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

                     YES XX   NO

Common stock, par value $1 per share:  807,800 shares
outstanding as of   July 22, 1997.

              FNB BANKING COMPANY AND SUBSIDIARY

                            INDEX

                                                      Page No.

PART I          FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Balance Sheet (unaudited) at June 30, 1997     3

    Consolidated Statements of Earnings (unaudited) for the Three
      Months and the Six Months Ended June 30, 1997 and 1996    4

    Consolidated Statements of Cash Flows (unaudited) for the Six
      Months Ended June 30, 1997 and 1996                       5

    Notes to Consolidated Financial Statements (unaudited)      6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations               7-8

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings                                     9

Item 2.   Changes in Securities                                 9

Item 3.   Defaults Upon Senior Securities                       9

Item 4.   Submission of Matters to a Vote of Security Holders   9

Item 5.   Other Information                                     9

Item 6.   Exhibits and Reports on Form 8-K                      9

               PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

           FNB BANKING COMPANY AND SUBSIDIARY
               Consolidated Balance Sheet
                     June 30, 1997
                      (Unaudited)

                        Assets

Cash and due from banks                            $  11,508,029
Investment securities held to maturity
 (approximate market value of $13,540,307)            11,978,051
Investment securities available for sale
 (amortized cost of $9,471,383)                        9,445,358
Other investments                                      1,351,710
Mortgage loans held for sale                             646,474

Loans                                                138,077,446
Less:  Unearned income                                  (346,407)
        Allowance for loan losses                     (1,710,278)

          Loans, net                                 136,020,761

Premises and equipment, net                            6,362,971

Other assets                                           1,692,255

                                                   $ 179,005,609

             Liabilities and Stockholders' Equity

Liabilities:
  Deposits:
   Noninterest-bearing                             $  24,019,813
   Interest-bearing                                  125,935,599

    Total deposits                                   149,955,412

  Federal funds purchased                              1,650,000
  FHLB advances                                        5,571,429
  Notes payable                                          694,446
  Other liabilities                                    1,449,517

    Total liabilities                                159,320,804

Stockholders' equity:
  Common stock, $1 par value; authorized
   5,000,000 shares; issued and outstanding
   807,800 shares                                        807,800
  Retained earnings                                   18,893,921
  Unrealized loss on investment securities,
   net of tax                                            (16,916)

    Total stockholders' equity                        19,684,805

                                                   $ 179,005,609

See accompanying notes to consolidated financial statements.

                            FNB BANKING COMPANY AND SUBSIDIARY

                           Consolidated Statements of Earnings
                      For the Three Months and the Six Months Ended
                               June 30, 1997 and 1996
                                    (Unaudited)

                                         Three Months                       Six Months
                                            Ended                              Ended
                                       1997        1996                    1997      1996
Interest income:
  Loans                                 $  3,701,730     2,990,314     7,185,403    5,905,502
  Investment securities:
   Tax exempt                                106,178       121,929       212,191      245,734
   Taxable                                   264,096       259,444       512,118      551,164
  Federal funds sold                          28,191        92,480        62,768      181,003
    Total interest income                  4,100,195     3,464,167     7,972,480    6,883,403

Interest expense:
  Deposits                                 1,309,683     1,161,867     2,563,724    2,299,012
  Federal funds purchased and
   FHLB advances                              74,631        31,607       150,965       68,337
  Notes payable                               13,871        15,791        27,154       32,582
    Total interest expense                 1,398,185     1,209,265     2,741,843    2,399,931

     Net interest income                   2,702,010     2,254,902     5,230,637    4,483,472

Provision for loan losses                    161,650        99,000       297,450      106,100

Net interest income after
provision for loan losses                  2,540,360     2,155,902     4,933,187    4,377,372

Other income:
  Service charges on deposit accounts        398,343       389,953       761,702      761,008
  Fees for trust services                     45,000        45,000        90,000       90,000
  Securities losses, net                      (1,250)         -          (13,421)         -
  Other operating income                     152,601       102,976       263,192      201,836
    Total other income                       594,694       537,929     1,101,473    1,052,844

Other expense:
  Salaries and other personnel expense     1,131,125     1,012,560     2,151,333    2,004,303
  Net occupancy and equipment expense        330,131       278,811       673,233      568,948
  Other operating expense                    488,542       505,286     1,011,307    1,014,115
    Total other expense                    1,949,798     1,796,657     3,835,873    3,587,366

      Earnings before income taxes         1,185,256       897,174     2,198,787    1,842,850

Income taxes                                 430,100       266,100       804,900      548,100

      Net earnings                      $    755,156       631,074     1,393,887    1,294,750

Earnings per common share based on average outstanding
  shares of 807,800 in 1997 and 1996:
    Net earnings per share              $      .93           .79           1.73          1.60

    Dividends declared per common share $      .50           .40            .50           .40

See accompanying notes to consolidated financial statements.


               FNB BANKING COMPANY AND SUBSIDIARY
             Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1997 and 1996
                           (Unaudited)
[CAPTION]

                                                       Six Months Ended June 30,
                                                          1997            1996
Cash flows from operating activities:
  Net earnings                                      $  1,393,887       1,294,750
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
     Provision for loan losses                           297,450         106,100
     Gain on sale of repossessed collateral              (15,925)            -
     Depreciation, amortization and accretion            249,371         165,713
     Losses on sales of investment securities             13,421             -
     Gain on sales of premises and equipment                -             (3,150)
     Change in assets and liabilities:
      Interest receivable                                 17,477          15,175
      Interest payable                                    37,059          12,200
      Other, net                                          70,646         362,777
      Mortgage loans held for sale                       325,802         (68,814)

       Net cash provided by operating activities       2,389,188       1,884,751

Cash flows from investing activities:
  Proceeds from maturities and paydowns of
   investment securities held to maturity                224,115       2,492,011
  Proceeds from maturities and paydowns of
   investment securities available for sale              365,880         504,836
  Proceeds from sales of investment securities
   available for sale                                  3,087,750             -
  Purchases of investment securities
   available for sale                                 (2,882,871)     (4,534,031)
  Net change in loans                                (10,052,127)     (6,882,340)
  Purchases of other investments                        (196,800)        (34,400)
  Purchases of premises and equipment                   (531,587)       (216,353)
  Proceeds from sales of premises and equipment             -              3,150
  Proceeds from sale of repossessed collateral            53,363            -

       Net cash used by investing activities          (9,932,277)     (8,667,127)

Cash flows from financing activities:
  Net change in deposits                               4,150,128       5,178,657
  Net change in federal funds purchased                1,650,000            -
  Proceeds from FHLB Advances                          8,000,000            -
  Repayments of long-term debt                           (83,333)        (85,190)
  Repayments of FHLB Advances                         (6,642,857)       (141,000)
  Dividends paid                                        (484,680)       (484,680)

       Net cash provided by financing activities       6,589,258       4,467,787

Net increase (decrease) in cash and cash equivalents    (953,831)     (2,314,589)

Cash and cash equivalents at beginning of period      12,461,860      12,633,327

Cash and cash equivalents at end of period          $ 11,508,029      10,318,738

Supplemental cash flow information:
  Cash paid for income taxes                        $    700,000         501,000
  Cash paid for interest                            $  2,704,784       2,387,731

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

(2)  Recent Accounting Pronouncements
     During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption, restatement of all prior-period EPS data presented is required. Based upon the current capital structure of the Company, this Statement will have no effect on the EPS calculation.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

            For Each of the Six Months in the Periods Ended
                         June 30, 1997 and 1996

Financial Condition

     Total assets at June 30, 1997 were $179,005,609,representing a $8,229,213 (4.8%) increase from December 31, 1996.Deposits increased $4,150,128 (2.8%) from December 31, 1996. Loans increased $9,742,240
(7.7%). The allowance for loan losses at June 30, 1997 totaled $1,710,278, representing 1.2% of total loans compared to December 31, 1996 total of $1,422,603 representing 1.1% of total loans. Cash and cash equivalents decreased $953,831 from December 31, 1996.

   The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 226.8% or $1,776,000 from $783,000 at December 31, 1996 to $2,559,000 at June 30, 1997. The significant increase is directly related to a loan of $1.9 million that has been classified as a nonaccruing loan during 1997. There were no related party loans which were considered nonperforming at June 30, 1997.

   The Company's subsidiary bank was most recently examined by its primary regulatory authority in June 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

   Net interest income increased $747,165 (16.7%) in the first six months of 1997 compared to the same period for 1996. Interest income for the first six months of 1997 was $7,972,480, representing an increase of $1,089,077 (15.8%) over the same period in 1996. Interest expense for the first six months of 1997 increased $341,912 (14.2%) compared to the same period in 1996. The increase in interest income and interest expense during the first six months of 1997 compared to the same period in 1996 is primarily attributable to the increase in the volume of both loans and deposits and to the additional FHLB advances obtained during 1997.

   The provision for loan losses for the six months of 1997 increased $191,350 compared to the same period for 1996. The increase is primarily attributable to the significant increase in loans during the first six months of 1997 compared to the same period in 1996 due to the significant loan that was classified as nonaccrual during 1997. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

   Other income for the six months of 1997 increased $48,629 (4.6%) compared to the first six months in 1996. The net increase is related to an increase of $37,000 in gains recognized on mortgage loans sold during the first six months of 1997 compared to the same period in 1996. Other expenses for the six months of 1997 increased $248,507 (6.9%) compared to the first six months in 1996.
The net increase is related to an increase in salaries of $151,000 and repairs and maintenance of $43,000, primarily attributable to the Henry County branch that began operations in late 1996. Income tax expense as a percentage of earnings before income taxes increased as a result of the provision for state taxes which had, in the past, not been required due to carryforward state income tax credits. Prior to 1997, management provided a valuation allowance against these credits which were reduced as the Company was able to utilize them.
Additionally, tax exempt income relative to pre-tax earnings decreased causing the income tax expense to increase as a percentage of pretax earnings.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS, continued

For the Six Months Ended June 30, 1997


Capital

The following tables present FNB Banking Company's regulatory capital position at June 30, 1997:

     Risk-Based Capital Ratios

     Tier 1 Tangible Capital, Actual                   14.7%
     Tier 1 Tangible Capital minimum requirement        4.0%

     Excess                                            10.7%

     Total Capital, Actual                             15.9%
     Total Capital minimum requirement                  8.0%

     Excess                                             7.9%


     Leverage Ratio


     Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                               11.4%

     Minimum leverage requirement                       3.0%

     Excess                                             8.4%

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

                              FNB BANKING COMPANY



                            By: \s\ C.A. Knowles

                            C.A. Knowles, President and Treasurer
                            (Principal Executive Officer)


                            Date:



                            By: \s\ William K. Holmes

                            William K. Holmes
                            Assistant Treasurer
                            (Principal Accounting Officer)


                            Date: