Form 10QSB
period 1997-09-30
FNB BANKING CO
filed 1997-11-13
CIK 757262

               UNITED STATES
      SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

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

             YES XX   NO

Common stock, par value $1 per share:   807,800 shares
outstanding as of  October 25, 1997

            FNB BANKING COMPANY AND SUBSIDIARY

                         INDEX

                                                            Page No.

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet (unaudited)
         at September 30, 1997                                  3

         Consolidated Statements of Earnings (unaudited)
         for the Three Months and the Nine Months Ended
         September 30, 1997 and 1996                            4

         Consolidated Statements of Cash Flows (unaudited)
         for the Nine Months Ended September 30, 1997
         and 1996                                             5-6

         Notes to Consolidated Financial Statements (unaudited) 7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 8-9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                     10

Item 2.  Changes in Securities                                 10

Item 3.  Defaults Upon Senior Securities                       10

Item 4.  Submission of Matters to a Vote of Security Holders   10

Item 5.  Other Information                                     10

Item 6.  Exhibits and Reports on Form 8-K                      10

             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
           FNB BANKING COMPANY AND SUBSIDIARY
                Consolidated Balance Sheet
                     September 30, 1997
                        (Unaudited)

                         Assets

Cash and due from banks                           $   11,198,944
Interest-bearing deposits in banks                       500,000
Investment securities held to maturity
 (approximate market value of $10,126,265)             9,756,031
Investment securities available for sale
 (amortized cost of $11,688,868)                      12,601,202
Other investments                                        825,700
Mortgage loans held for sale                             844,069

Loans                                                142,766,753
Less: Unearned income                                   (337,779)
      Allowance for loan losses                       (1,805,298)

        Loans, net                                   140,623,676

Premises and equipment, net                            6,672,415
Other assets                                           1,676,810

                                                  $  184,698,847

         Liabilities and Stockholders' Equity

Liabilities:

  Deposits:
    Noninterest-bearing                           $   25,608,265
    Interest-bearing                                 130,290,617

      Total deposits                                 155,898,882

  FHLB advances                                        5,571,429
  Notes payable                                          652,779
  Other liabilities                                    1,564,230

      Total liabilities                              163,687,320

Stockholders' equity:
  Common stock, $1 par value; authorized 5,000,000
   shares; issued and outstanding 807,800 shares         807,800
  Retained earnings                                   19,602,936
  Unrealized gain on investment securities,
   net of tax                                            600,791

      Total stockholders' equity                      21,011,527

                                                  $  184,698,847

See accompanying notes to consolidated financial statements.

            FNB BANKING COMPANY AND SUBSIDIARY

             Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 1997 and 1996
                       (Unaudited)

                                         Three Months Ended     Nine Months Ended
                                          1997        1996        1997       1996
Interest income:
  Loans                           $    3,865,061   3,217,282   11,050,464   9,122,784
  Investment securities:
   Tax exempt                             93,713     104,103      305,904     349,837
   Taxable                               265,947     285,573      778,065     836,737
Federal funds sold                        36,768      40,948       99,536     221,951
    Total interest income              4,261,489   3,647,906   12,233,969  10,531,309

Interest expense:
  Deposits                             1,417,307   1,194,377    3,981,031   3,493,389
  Federal funds purchased and
   FHLB advances                          88,456      24,260      239,421      92,597
  Notes payable                           12,832      15,047       39,986      47,629
    Total interest expense             1,518,595   1,233,684    4,260,438   3,633,615
    Net interest income                2,742,894   2,414,222    7,973,531   6,897,694
Provision for loan losses                154,600     132,550      452,050     238,650
Net interest income after provision
 for loan losses                       2,588,294   2,281,672    7,521,481   6,659,044
Other income:
  Service charges on deposit accounts    398,246     370,916    1,159,948   1,131,924
  Fees for trust services                 45,000      45,000      135,000     135,000
  Net gain (loss)on securities trans         179     100,683      (13,242)    100,683
  Other operating income                 151,637      83,126      414,829     284,961
    Total other income                   595,062     599,725    1,696,535   1,652,568
Other expense:
  Salaries and other personnel expense 1,196,129   1,020,028    3,347,462   3,024,331
  Net occupancy and equipment expense    336,707     300,686    1,009,940     869,635
  Other operating expense                528,896     441,564    1,540,203   1,455,679
    Total other expense                2,061,732   1,762,278    5,897,605   5,349,645
Earnings before income taxes           1,121,624   1,119,119    3,320,411   2,961,967
Income taxes                             412,609     340,900    1,217,509     889,000
    Net earnings                  $      709,015     778,219    2,102,902   2,072,967

Earnings per common share based on average
 outstanding shares of 807,800 in 1997 and 1996:
   Net earnings per share         $         0.88        0.96         2.60        2.56
   Dividends per share            $        -             -           0.50        0.40

See accompanying notes to consolidated financial statements.

              FNB BANKING COMPANY AND SUBSIDIARY
             Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1997 and 1996
                         (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                          1997            1996
Cash flows from operating activities:
  Net earnings                                    $    2,102,902        2,072,967
   Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Provision for loan losses                          452,050          238,650
      Depreciation, amortization and accretion           368,773          265,575
      Loss(gain)on securities transactions                13,242         (100,683)
      Gain on disposal of premises and equipment            -              (3,150)
      Gain on sale of repossessed collateral             (15,732)            -
      Change in assets and liabilities:
        Interest receivable                               80,710           50,050
        Interest payable                                  71,581           (4,816)
        Other, net                                       180,296          241,055
        Mortgage loans held for sale                     128,207         (164,843)

         Net cash provided by operating activities     3,382,029        2,594,805

Cash flows from investing activities:
  Proceeds from maturities and paydowns of
   investment securities held to maturity              2,449,183        3,141,716
  Proceeds from maturities and paydowns of
   investment securities available for sale              538,928          531,401
  Proceeds from sales of investment securities
   available for sale                                  3,087,750          990,000
  Purchases of investment securities available
   for sale                                           (4,751,473)      (5,543,379)
  Purchases of other investments                        (196,800)         (34,400)
  Change in loans                                    (14,809,642)     (16,342,370)
  Purchases of premises and equipment                   (959,222)        (255,888)
  Change in interest-bearing deposits in other banks    (500,000)           3,150
  Proceeds from sales of repossessed collateral           59,170             -

         Net cash used by investing activities       (15,082,106)     (17,509,770)

Cash flows from financing activities:
  Net change in deposits                              10,093,598       10,589,937
  Proceeds from FHLB advances                          8,000,000        2,500,000
  Repayments of long-term debt                          (125,000)        (124,999)
  Repayments of FHLB advances                         (6,642,857)        (142,857)
  Dividends paid                                        (888,580)        (807,800)

         Net cash provided by financing activities    10,437,161       12,014,281

  Net change in cash and cash equivalents             (1,262,916)      (2,900,684)

  Cash and cash equivalents at beginning
   of the period                                      12,461,860       12,633,327

  Cash and cash equivalents at end of period          11,198,944        9,732,643

  Supplemental cash flow information:
   Cash paid for income taxes                     $    1,195,000          781,000
   Cash paid for interest                         $    4,188,856        3,638,431

See accompanying notes to consolidated financial statements.

                  FNB BANKING COMPANY AND SUBSIDIARY
              Notes to Consolidated Financial Statements
                             (Unaudited)

(1)  Basis of Presentation
     The consolidated financial statements include the accounts ofFNB Banking Company (theCompany) and its wholly owned subsidiary, the First National Bank of Griffin (Griffin). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

       For Each of the Nine Months in the Periods Ended
                 September 30, 1997 and 1996


Financial Condition

Total assets at September 30, 1997 were $184,698,847 representing a $13,922,451 (8.2%) increase from December 31, 1996. Deposits increased $10,093,598 (6.9%) from December 31, 1996. Loans increased $14,345,155 (11.4%). The allowance for loan losses at September 30, 1997 totalled $1,805,298, representing 1.3% of total loans compared to December 31, 1996 totals of $1,422,603 representing 1.1% of total loans. Cash and cash equivalents decreased $1,262,916 from December 31, 1996. During the third fiscal quarter of 1997, the Company transferred $526,010 of other investments carried at amortized cost to investment securities available for sale with a fair value of $1,404,596 due to the securities becoming publicly traded securities with a readily determinable fair market value.

The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 345.0% or $2,701,000 from $783,000 at December 31, 1996 to $3,484,000 at September 30,
1997. The significant increase is directly related to a loan of $1.9 million that has been classified as a nonaccruing loan during 1997.There were no related party loans which were considered nonperforming at September 30, 1997.

The Company's subsidiary bank was most recently examined by its primary regulatory authority in June 1996. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

Net interest income increased $1,075,836 (15.6%) in the first nine months of 1997 compared to the same period for 1996. Interest income for the first nine months of 1997 was $12,233,969, representing a increase of $1,702,660 (16.2%) over the same period in 1996. Interest expense for the first nine months of 1997 increased $626,823 (17.3%) compared to the same period in 1996.

The provision for loan losses for the first nine months of 1997 increased $213,400 compared to the same period for 1996. The increase is primarily attributable to the significant increase in loans during the first nine months of 1997 and for the possible loss of the significant loan that was classified as nonaccraul during 1997. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other income for the first nine months of 1997 increased $43,967 (2.7%) compared to the first nine months of 1997. The net increase is related to an increase of $62,000 in gains recognized on mortgage loans sold and an increase in credit card fee income of $21,000 during the first nine months of 1997 compared to the same period in 1996. Other expenses for the nine months of 1997 increased $547,960 (10.2%) compared the first nine months in 1996. The net increase is related to an increase in salaries of $214,000, depreciation expense of $26,000 and repairs and maintenance of $52,000, primarily attributable to the Henry County branch that began operations in late 1996. Income tax expense as a percentage of earnings before income taxes increased as a result of the provision for state taxes which had, in the past, not been required due to carryforward state income tax credits. Prior to 1997, management provided a valuation allowance against these credits which was reduced as the Company was able to utilize them. Additionally, tax exempt income relative to pre-tax earnings decreased causing the income tax expense to increase as a percentage of pretax earnings.

Item 2.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS, continued

      For Each of the Nine Months in the Periods Ended
               September 30, 1997 and 1996


Capital

The following tables present FNB Banking Company's regulatory capital position at September 30, 1997:

   Risk-Based Capital Ratios

   Tier 1 Tangible Capital, Actual                  14.7%
   Tier 1 Tangible Capital minimum requirement       4.0%

   Excess                                           10.7%

   Total Capital, Actual                            16.0%
   Total Capital minimum requirement                 8.0%

   Excess                                            8.0%


   Leverage Ratio

   Tier 1 Tangible Capital to adjusted total assets
    ("Leverage Ratio")                              11.7%
   Minimum leverage requirement                      3.0%

   Excess                                            8.7%

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


                           Date: November 12, 1997



                           By:  \s\ William K. Holmes

                           William K. Holmes
                           Assistant Treasurer
                           (Principal Accounting Officer)


                           Date: November 12, 1997