Form 10KSB
period 1997-12-31
FNB BANKING CO
filed 1998-03-27
CIK 757262

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED].

               For the fiscal year ended December 31, 1997.

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

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No___

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

State the Issuer's revenue for its most recent fiscal year:
$18,806,678.

State the aggregate market value of the voting stock held by non-affiliates: as of March 15, 1998, 566,504 Shares of common stock, $1.00 par value (the "Common Stock"), with an aggregate value of $17,844,876 (based upon approximate market value of $31.50/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of March 15, 1998, there were 807,800 outstanding shares of the Registrant's Common Stock.

                       FNB BANKING COMPANY


                           FORM 10-KSB


                              INDEX

                                                              PAGE

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
     Item 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . .
     Item 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . .
     Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . .
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS. . . . . . . . . . . . . . . . .
PART II  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

     Item 5.   MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . .
     Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
               A PLAN OF OPERATION . . . . . . . . . . . . . . .
     Item 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . .
     Item 8.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE  . . . . . . . . . . . . . . . . . . .
     Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE WITH
               SECTION 16(a) OF THE EXCHANGE ACT . . . . . . . .
     Item 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . .
     Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT . . . . . . . . . . . . . .
     Item 12.  CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS. . . . . . . . . . . . . . . . . . .
     Item 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . .

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

     Certain statements included or incorporated by reference in this Form 10-KSB are forward-looking (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements may relate to the Company or the Bank's operations, performance and financial condition. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of the Company and the Bank. Actual results may differ materially from those expressed or implied by such forward-looking statements.

     The Company operates a full-service commercial banking business based in Griffin, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers and individual retirement accounts. The Company also finances commercial transactions, makes secured and unsecured loans and provides other financial services to its customers. The Company performs corporate, pension and personal trust services through the Bank. Through its subsidiary, Griffin Loans, Inc., a consumer finance company, the Company engages in the business of small making loans to individuals under the trade name "First Credit."


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

DEPOSITS

     The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1997 the Bank's deposit base, totaling approximately $167 million, consisted of approximately $27 million in non-interest bearing demand deposits (16% of total deposits), approximately $41 million in interest bearing demand deposits (including money market accounts) (24% of total deposits), approximately $15 million in savings deposits (9% of total deposits), approximately $55 million in time deposits in amounts less than $100,000 (34% of total deposits), and approximately $29 million in time deposits of $100,000 or more (17% of total deposits). Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

                                -1-

LOANS

     The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1997, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 18%, 37%, and 45%, respectively, of the Bank's total loan portfolio. On October 13, 1994, the Bank purchased the assets of Griffin Loans, Inc., a consumer finance company, and on January 17, 1996, Griffin Loans, Inc. purchased substantially all of the assets of another consumer finance company, Zebulon Finance Corporation. Most loans made by the finance company are for less than $1,000, but Griffin Loans, Inc. also makes real estate loans for larger amounts.

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

     On March 19, 1993, inter-agency guidelines adopted by federal bank regulators, including the Office of the Comptroller of the Currency (the "OCC"), went into effect and mandated that financial institutions establish real estate lending policies and establish certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios

                                -2-
for various types of real estate loans as set forth below.
However, the Bank may make exceptions to the minimum standards, which exceptions must be accounted for and tracked.

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

ASSET/LIABILITY MANAGEMENT

     A committee composed of officers of the Bank is charged with managing the Bank's assets and liabilities. The committee attempts to manage asset growth, liquidity and capital to maximize income and reduce interest rate risk. The committee directs the Bank's overall acquisition and allocation of funds. At monthly meetings, the committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the economy.

                                -3-

COMPETITION

     The banking business is highly competitive. The Company's primary market area consists of Spalding County, Georgia, with a population of approximately 55,000. On February 25, 1997 the Company opened a branch in the town of Hampton, Henry County, Georgia. Henry County has a population of approximately 76,000. The Company competes in Spalding County with four other commercial banks and one thrift institution and in Henry County with seven commercial banks and one thrift institution. The deposit range of its competitors in Spalding County is $36 million to $122 million and $1 million to $260 million in Henry County. The Bank is the largest bank in Spalding County in terms of assets and deposit size, with assets and deposits at December 31, 1997 of approximately $184 million and $160 million, respectively, and the second smallest in Henry County in terms of deposits located in that county.

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

YEAR 2000 COMPLIANCE

     The "year 2000 issue" arises from the widespread use of computer programs that rely on two-digit codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000 ("Y2K"). For example, such programs may misinterpret "00" as the year 1900 rather than 2000. In addition, some equipment, being controlled by microprocessor chips, may not deal appropriately with the year "00".
The Company is evaluating its computer systems to determine which modifications and expenditures will be necessary to make its systems compatible with Y2K requirements. The Company believes that their systems will be Y2K-compliant upon implementation of such modifications.

    Management estimates that total costs of Y2K compliance will be approximately $250,000. The Company estimates that the direct costs of such modifications will not be material to the consolidated results of operations. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company depends will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company.

EMPLOYEES

     As of December 31, 1997, the Company and the Bank had 108 full-time and 21 part-time employees. The Company is not a party to any collective bargaining agreement. Management believes that the Company enjoys satisfactory relations with its employees.

                                -4-
SUPERVISION AND REGULATION

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

     The laws of Georgia require annual registration with the Department of Banking and Finance (the "DBF") by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management and intercompany relationships of a bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with.
The DBF may make examinations of each bank holding company and each bank subsidiary thereof, other than a national bank.

     The Bank is a national bank chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the OCC. The OCC regulates or monitors all areas of the Bank's operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates and establishment of branches. Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain federal laws concerning interest rates.

     The Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provisions having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities and preventing the

                                -5-
development or continuance of unsound and unsafe banking practices.

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

     As a national bank, the Bank is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by the Board of Directors in any year will exceed (i) the total of the Bank's net profits (as defined and interpreted by regulation) for that year, plus (ii) the Bank's retained net profits (as defined and interpreted by regulation) of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of a bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1997, the Bank's retained earnings from which dividends could be paid totaled approximately $3,795,000. For 1997, the Company's cash dividend payout to stockholders was 31% of net income.

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


                                -6-
     CAPITAL ADEQUACY. The Federal Reserve and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a Tier One Capital to average assets of four percent (4%). In addition, the Federal Reserve and the OCC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the OCC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the OCC and the Federal Reserve amended effective January 1, 1997 the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had and are not expected to have a significant effect on the Company's capital requirements.

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

     The OCC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a


                                -7-

leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the OCC's regulations, the Bank was a "well capitalized" institution at December 31, 1997.

CAPITAL ADEQUACY

     Set forth below are pertinent capital ratios for FNB and the Bank as of December 31, 1997.

Minimum Capital Requirements             FNB      Bank
-----------------------------            ---      ----
Tier 1 Capital to Risk-based            14.1%      13.9% <F1>
   Assets:  4.00%
Total Capital to Risk-based             15.4%      15.1% <F2>
   Assets:  8.00%

Leverage Ratio (Tier 1 Capital          11.3%      10.9% <F3>
   to Average Assets): 4.00%

<F1>  Minimum for "Well Capitalized" Banks = 6%
<F2>  Minimum for "Well Capitalized" Banks = 10%
<F3>  Minimum for "Well Capitalized" Banks = 5%

RECENT LEGISLATIVE AND REGULATORY ACTION.

     On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test, which compares an institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test, which evaluates the provisions of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which evaluates an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. These regulations have not had any appreciable impact upon the Company and the Bank.



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

     On September 23, 1994, President Clinton signed the Reigle
Community Development and Regulatory Improvement Act of 1994 (the
"Regulatory Improvement Act"). The Regulatory Improvement Act provides funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

     On September 29, 1994, President Clinton signed the Reigle-
Neal Interstate Banking and Branching Efficiency Act of 1994 (the
"Federal Interstate Bill") which amends federal law to permit bank holding companies to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997.
States have the authority to authorize interstate branching before June 1, 1997, or alternatively, to opt out of interstate branching before that date. The Georgia Financial Institutions
Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Financial
Institutions Code were superseded by the Federal Interstate Bill.

     In 1996, the Georgia legislature adopted a bill (the
"Georgia Intrastate Bill") to permit, effective July 1, 1996, any bank located in Georgia or group of affiliated banks under one holding company to establish new or additional branch banks in up to three additional counties anywhere within the State of Georgia where a bank does not currently have operations. After July 1, 1998, all restrictions on state-wide branching will be removed.
Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching of banks within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

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

     On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded
$80,081 to the Bank for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, the Bank paid only the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. Had the current rates been in effect for all of 1995, the annual FDIC insurance premiums paid by the Bank would have been reduced by approximately $284,000.

     On September 29, 1996, the Economic Growth and Regulatory
Paperwork Reduction Act of 1996 was enacted (the "1996 Act").
The 1996 Act's chief accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund
("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits and to provide that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation
("FICO") bonds issued in the late 1980s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments in for 1997, 1998 and 1999. After 1999, all FDIC insured institutions will pay the same assessment rates. For 1997, the assessment for the FICO bond payments was $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. Currently, the deposit insurance assessments range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum
$2,000 per year charge for deposit insurance. As a result, in 1997, the Bank paid no premiums for deposit insurance and a FICO bond assessment of $17,181. The Bank will pay no premium for deposit insurance in the first six months of 1998 and a first quarter FICO bond assessment of $4,419. The Bill also provided limited regulatory relief and revised certain out-of-date regulations.


                                -10-
ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's main office is located at 318 South Hill
Street, Griffin, Georgia, 30224, and its telephone number at that office is (770) 227-2251.

     The Company distributes its services through four full-service banking offices, and one limited-service banking office as follows:

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

          Henry County Branch
          -------------------
          996 Bear Creek Boulevard
          Hampton, Georgia 30228

     The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South
Hill Street, Griffin, Georgia. The Company's main office is subject to a mortgage in the principal amount of $611,112 at December 31, 1997. None of the other properties of the Company are subject to encumbrances. The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies and to house the offices of Griffin Loans, Inc.
The Company or the Bank owns these properties, except the Kroger
Griffin Branch Limited Office, which is leased. The Bank owns the Henry County Branch property. During 1990, the Bank acquired property at 1453 West McIntosh Road, adjacent to its Northside
Branch.  The property was acquired for possible expansion purposes.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of their property is subject.


                                -11-
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of its fiscal year.


                           PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Stock. There is no established public trading market for the Company's Stock. As of March 15, 1998, the Company had [425] shareholders of record.

     Dividends. In 1996 and 1997, the Company declared cash dividends of $807,800 ($1.00 per share) and $888,580 ($1.10 per share), respectively. The Company intends to continue paying cash dividends on a semi-annual basis. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 10 to the Company's consolidated financial statements for the three years ended December 31, 1997 set forth in Item 7 hereof.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is a one bank holding company organized in 1983.  The
Bank is the only subsidiary of the Company at December 31, 1997 and 1996.


YEAR 2000 CONSIDERATIONS

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The Y2K problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the Y2K compliance. It is anticipated that all mainframe systems will be Y2K certified no later than the third quarter of 1998, allowing adequate time for testing during 1999. To date, confirmation has been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000.


     Management estimates expenditures associated with Y2K compliance to be approximately $250,000. Direct costs are not expected to be material to the consolidated results of operations and will be expensed as incurred. Expenses in 1997 related to the Y2K issue were not material to the financial results of operations.


                                -12-
FINANCIAL CONDITION - 1997 VS. 1996

     During 1997, average total assets increased $22,135,000 (14%) over 1996. Average deposits increased $17,872,000 (13%) in 1997 over
1996. Average loans increased $19,837,000 (16%) in 1997 over 1996.

     Total assets at December 31, 1997, were $192,819,000, representing a $22,042,000 (13%) increase from December 31, 1996.
Total deposits increased $21,912,000 (15%) from 1996 to 1997 while total gross loans increased $12,758,000 (10%) during 1997. Time deposits increased $16,207,000 from 1996 to 1997 while all other deposit accounts increased $5,705,000 in 1997. As the local economy remained strong, loan demand increased and the Bank showed increases in each lending category at year end except consumer. These loan increases were funded partially by the proceeds of sales, calls, and paydowns of investment securities along with borrowings from the FHLB.
Non-performing assets at December 31, 1997 were $2,813,000 compared to $783,000 at December 31, 1996. The majority of the increase is attributable to a increase of non-accrual loans. There were no related party loans which were considered nonperforming at December 31, 1997.

     The Bank was most recently examined by its primary regulatory authority in January of 1998. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS - 1997 VS. 1996

     The Company's operational results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposit liabilities.

     Net interest income increased by $1,279,000 or 14% in 1997. Net interest income at December 31, 1997, was $10,678,000 compared to $9,398,000 in 1996. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield (tax equivalent) on interest earning assets (6.57% in 1997 and 6.48% in 1996) increased approximately 1% in 1997 over 1996.

     The provision for loan losses in 1997 was $718,000 compared to $365,000 in 1996. The significant increase in the provision for loan losses was primarily attributable to the increase in the loan portfolio and an increase in non-accrual loans as compared to 1996.
The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.4% and 1.1% of total loans outstanding at December 31, 1997 and 1996, respectively. Net charge-offs were $128,000 and $216,000 during 1997 and 1996, respectively. A dedicated loan review function is utilized by the Bank. All loans of $50,000 or more are reviewed annually and placed into various loan grading categories which assists in developing lists of potential problem loans. These loans are regularly monitored by the loan review process to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. Management believes that these levels of allowance are appropriate based upon the Company's loan portfolio and the current economic conditions.

     Other operating income in 1997 of $2,259,000 increased over 1996 by $29,000 or 1%. Other operating expenses increased $704,000 (10 %) in
1997 over 1996 principally due to the increase in personnel and occupancy expenses associated with opening of the Henry County branch.

     Income taxes expressed as a percentage of earnings before income taxes increased from 32% in 1996 to 34% in 1997. The increase relates to a decrease in tax-exempt income as a percentage of earnings before income taxes.

RESULTS OF OPERATIONS - 1996 VS. 1995

     Net interest income in 1996, which was $9,398,000, increased by $1,003,000 or 12% over 1995. The increase is primarily attributable to the increase in interest and fees on loans offset by increases in interest expense on time deposits. Net yield (tax equivalent) on interest earning assets (6.48% in 1996 and 6.44% in 1995) increased approximately 1% in 1996 over 1995.

     The provision for loan losses in 1996 was $365,000 compared to $31,000 in 1995. The significant increase in the provision for loan losses was primarily attributable to the increase in the loan portfolio and an increase in net charge-offs of $213,000 as compared to 1995. The allowance for loan losses represented approximately
1.1% and 1.2% of total loans outstanding at December 31, 1996 and 1995, respectively. Net charge-offs were $216,000 and $3,000 during 1996 and 1995, respectively.

     Other operating income in 1996 of $2,229,000 increased over 1995 levels by $39,000 or 2%. Other operating expenses in 1996 of $7,242,000 increased by $343,000 or 5% over 1995 principally due to increases in supplies, depreciation and repairs and maintenance expenses.

     Income taxes expressed as a percentage of earnings before income taxes increased from 30% in 1995 to 32% in 1996. The increase related to the decrease in tax-exempt income as a percentage of earnings before income taxes.

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

     During 1997, certain equity securities held by the Company which had previously been included in other investments were transferred to available for sale as these began being traded on a national exchange. The transfer of these securities to available for sale resulted in an increase in stockholders' equity of $703,000 after consideration for the tax effects of the unrealized gain on these securities.


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

     Cash and cash equivalents increased $9,314,000 to a total
$21,775,000 at year end 1997 as cash flows increases generated from deposit and operating activities outpaced amounts used by investing activities. Cash inflows from operations totaled $4,148,000 in 1997, while inflows from financing activities totaled $18,071,000, most of which were net deposit increases during 1997 of $21,912,000 and FHLB advances of $4,000,000. Included in financing activities were note payable repayments of $167,000 and FHLB advance repayments of $6,786,000.

     Investing activities used $12,906,000 of cash and cash equivalents, principally composed of net advances of loans to customers of $12,925,000 during 1997 and investment security purchases, net of sales, calls, and paydowns.

CAPITAL RESOURCES

     The Company continues to maintain adequate capital ratios. The following tables present the Company's regulatory capital position at December 31, 1997.

                                                                                   Risk-Based Capital Ratios
                                                                                Actual as of December 31, 1997
                                                                                ------------------------------
        Tier 1 Capital                                                                        14.1%
        Tier 1 Capital minimum requirement                                                     4.0%
                                                                                              ----
        Excess                                                                                10.1%
                                                                                              ====

        Total Capital                                                                         15.4%
        Total Capital minimum requirement                                                      8.0%
                                                                                              ----
        Excess                                                                                 7.4%
                                                                                              ====

                                                                                        Leverage Ratio
                                                                                   As of December 31, 1997
                                                                                   -----------------------
        Tier 1 Capital to adjusted total assets
          ("Leverage Ratio")                                                                  11.3%
        Minimum leverage requirement                                                           4.0%
                                                                                              ----
        Excess                                                                                 7.3%
                                                                                              ====

                                -15-
     For a more complete discussion of the actual and required ratios of the Company and the Bank, see Note 15 to the consolidated financial statements.

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

     One method to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given time frame and subtracting all liabilities that reprice or mature within that time frame. The difference between these two amounts is called the "gap", the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

     A negative gap (more liabilities repricing than assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank's net interest income will decrease if rates fall and will increase if rates rise.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December
31, 1997 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                             At December 31, 1997
                                                           MATURING OR REPRICING IN
                                                            (dollars in thousands)
                                             Three          Four
                                           Months or      Months to         1 to 5          Over 5
                                              Less        12 Months          Years           Years            Total
                                           --------       ---------         ------          ------            -----
Interest-earning assets:
  Interest-bearing deposits with
    other banks                        $       500             -               -               -                 500
  Investment securities                         10            1,857          10,472           9,735           22,074
  Mortgage loans held for sale                 650             -               -               -                 650
  Loans                                     31,241           23,612          72,066          13,870          140,789
  Other investments                           -                -               -                826              826
                                       -----------           ------          ------          ------          -------
Total interest-bearing assets          $    32,401           25,469          82,538          24,431          164,839
                                       ===========           ======          ======          ======          =======
Interest-bearing liabilities:

  Deposits:
    Demand and savings                 $    56,590             -               -               -              56,590
    Time deposits                           20,040           33,547          16,639          13,583           83,809
  FHLB advances                               -                 286           1,143            -               1,429
  Notes payable                                611             -               -               -                 611
                                       -----------           ------          ------          ------          -------

Total interest-bearing liabilities     $    77,241           33,833          17,782          13,583          142,439
                                       ===========           ======          ======          ======          =======
Interest sensitive difference
  per period                               (44,840)          (8,364)         64,756          10,848           22,400
                                       ===========           ======          ======          ======          =======
Cumulative interest sensitivity
  difference                               (44,840)         (53,204)         11,552          22,400
                                       ===========           ======          ======          ======
Cumulative difference to total
  assets                                      (23%)            (28%)             6%             12%
                                       ===========           ======          ======          ======

     At December 31, 1997, the difference between the Company's liabilities and assets repricing or maturing within one year was $53,204,000. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company's net interest income to decline.

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


                                -17-
INFLATION

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


SELECTED STATISTICAL INFORMATION


     The following section presents consolidated statistical information for FNB Banking Company which supplements the financial data discussed herein.


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

                                                                            For the Years Ended December 31,
                                                                          ------------------------------------
                                                                          (Amounts are presented in thousands)
                                                           1997                            1996
                                                 ---------------------------     -----------------------------
                                                 Average               Yield/     Average               Yield/
                                                 Balance   Interest     Rate      Balance   Interest     Rate
                                                 -------   --------   -------    ---------  --------  --------
Assets:
Interest earning assets:
  Loans (including loan fees)                   $ 140,193    14,904    10.63%    $ 120,356    12,543    10.42%
  Investment securities:
    Taxable                                        15,101     1,041     6.89%       15,957     1,101     6.90%
    Non-taxable                                     6,919       600     8.67%        7,822       692     8.85%
  Federal funds sold                                3,532       207     5.86%        4,505       258     5.73%
                                                  -------    ------                -------    ------
Total interest earning assets                     165,745    16,752    10.11%      148,640    14,594     9.82%
Other non-interest earnings assets                 15,686                           10,656
                                                  -------                          -------
         Total assets                           $ 181,431                        $ 159,296
                                                  =======                          =======
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand and savings         $  53,653     1,361     2.54%    $  50,517     1,299     2.57%
    Time                                           72,852     4,118     5.65%       60,438     3,441     5.69%
  FHLB advances                                     5,153       332     6.44%        3,108       145     4.67%
  Long-term debt                                      688        50     7.27%          840        62     7.38%
  Federal funds purchased and securities
     sold under repurchase                            145         9     6.21%          212        13     6.13%
                                                  -------    ------    -----       -------    ------    -----
         Total interest-bearing liabilities       132,491     5,870     4.43%      115,115     4,960     4.31%
                                                  -------    ------    -----       -------    ------    -----
Other non-interest bearing liabilities             29,772                           26,977
Stockholders' equity                               19,168                           17,204
         Total liabilities and                    -------                          -------
            stockholders' equity                  181,431                        $ 159,296
                                                  =======                          =======
Excess of interest-earning assets over
  interest bearing liabilities                  $  33,254                        $  33,525
                                                  =======                          =======
Ratio of interest-earning assets to
  interest-bearing liabilities                     125.10%                          129.12%
Net interest income                                          10,822                             9,634
Net interest spread                                                     5.68%                             5.51%
Net interest yield on interest earning
   assets                                                               6.57%                             6.48%

                                                             1995
                                               ------------------------------
                                                 Average              Yield/
                                                 Balance   Interest    Rate
                                               ----------  --------  --------
Assets:
Interest earning assets:
  Loans (including loan fees)                   $ 107,447    11,017    10.25%
  Investment securities:
    Taxable                                        16,399     1,118     6.82%
    Non-taxable                                     8,746       786     8.98%
  Federal funds sold                                2,013       120     5.96%
                                                  -------    ------     ----
Total interest earning assets                     134,605    13,041     9.69%
Other non-interest earnings assets                 12,106
                                                  -------
         Total assets                          $  146,711
                                                  =======
Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits:
    Interest-bearing demand and savings        $   49,623     1,329     2.68%
    Time                                           53,918     2,928     5.43%
  FHLB advances                                       380        26     6.84%
  Long-term debt                                    1,021        78     7.64%
  Federal funds purchased and securities
     sold under repurchase                            279        17     6.10%
                                                  -------     -----     ----
         Total interest-bearing liabilities       105,221     4,378     4.16%
                                                  -------     -----     ----
Other non-interest bearing liabilities             26,118
Stockholders' equity                               15,372
         Total liabilities and                    -------
            stockholders' equity               $  146,711
Excess of interest-earning assets over            =======
  interest bearing liabilities                 $   29,384
Ratio of interest-earning assets to               =======

  interest-bearing liabilities                       127.93%
Net interest income                                            8,663
Net interest spread                                                     5.53%
Net interest yield on interest earning
   assets                                                               6.44%


Non-accrual loans and the interest income which was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.


Tax exempt income is calculated on a tax equivalent basis.

TABLE 2
VOLUME-RATE ANALYSIS


The following table shows a summary of the changes in interest income and interest expense on a tax equivalent basis resulting from changes in volume and changes in rates for each major category of interest earning assets and interest-bearing liabilities for 1997 over 1996, and 1996 over 1995.


                                                                                1997 over 1996
                                                                                --------------
                                                                     Increase (decrease) due to changes in:
                                                                     --------------------------------------
                                                                      (Amounts are presented in thousands)

                                                                      Volume           Rate           Total
                                                                      ------           ----           -----
Interest income on:
  Loans (including loan fees)                                       $  2,072             289          2,361
  Investment securities:
    Taxable                                                              (59)            (1)           (60)
    Non-taxable                                                          (79)           (13)           (92)
  Federal funds sold                                                     (55)              4           (51)
                                                                       -----            ----          -----
       Total interest earning assets                                $  1,879             279          2,158
                                                                       =====            ====          =====
Interest expense on:
  Deposits:
    Interest-bearing demand and savings                             $     78            (16)             62
    Time                                                                 691            (14)            677
  FHLB                                                                   102             85             187
  Long-term debt                                                         (11)            (1)            (12)
  Federal funds purchased                                                 (3)            (1)             (4)
                                                                       -----            ----          -----
       Total interest-bearing liabilities                           $    857              53            910
                                                                       =====            ====          =====

Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.

TABLE 2
VOLUME-RATE ANALYSIS (CONTINUED)

                                                                                  1996 over 1995
                                                                                  --------------
                                                                     Increase (decrease) due to change in:
                                                                     -------------------------------------
                                                                      (Amounts are presented in thousands)

                                                                     Volume             Rate          Total
                                                                     ------             ----          -----
Interest income on:
  Loans (including loan fees)                                       $ 1,325             201           1,526
  Investment securities:
    Taxable                                                             (29)             12             (17)
    Non-taxable                                                         (84)            (10)            (94)
  Federal funds sold                                                    149             (11)            138
                                                                      -----             ---           -----
       Total interest earning assets                                $ 1,361             192           1,553
                                                                      =====             ===           =====
Interest expense on:
  Deposits:
    Interest-bearing demand and savings                             $    21             (51)            (30)
    Time                                                                360             153             513
  FHLB                                                                  213             (94)            119
  Long-term debt                                                        (14)             (2)            (16)
  Federal funds purchased                                                (4)              -              (4)
                                                                      -----             ---           -----
       Total interest-bearing liabilities                           $   576               6             582
                                                                      =====             ===           =====


Note: Rate/volume variances were allocated between rate variances and volume variances using a weighted average allocation method.


TABLE 3
INVESTMENT PORTFOLIO

The following table presents the investments by category at December 31, 1997 and 1996:

                                                             (Amounts are presented in thousands)


                                                                      1997             1996
                                                                      ----             ----
HELD TO MATURITY (AT AMORTIZED COST)

United States treasury and agencies                                 $ 1,488            2,779
State, county and municipal                                           6,281            7,344
Mortgage-backed                                                       1,624            2,074
                                                                      -----           ------
      Totals                                                        $ 9,393           12,197
                                                                      =====           ======

                                                            (Amounts are presented in thousands)

                                                               1997                             1996
                                                               ----                             ----
AVAILABLE FOR SALE                                 Amortized        Estimated        Amortized        Estimated
                                                      Cost          Fair Value          Cost          Fair Value
                                                   ---------        ----------       ---------        ----------
United States treasury and agencies              $    3,128            3,156           4,540             4,530
Mortgage-backed                                       7,850            7,865           5,521             5,481
Equity securities                                       526            1,660             -                 -
                                                     ------           ------          ------            ------
                                                 $   11,504           12,681          10,061            10,011
                                                     ======           ======          ======            ======

                                                                                       1997            1996
                                                                                       ----            ----
OTHER INVESTMENTS                                                                     $ 826            1,155

The following table presents the maturities of all investment securities at carrying value and the weighted average yields for each range of maturities presented. (Amounts are presented in thousands)

                                  United States        Mortgage-                             Weighted
Maturities at                     Treasury and          Backed            State, County      Average
December 31, 1997                   Agencies          Securities          and Municipal       Yields
-----------------                 -------------       ----------          -------------      --------
Within 1 year                        $   -                 396                  260            7.17%

After 1 through 5 years                4,048             3,218                1,644            6.28%

After 5 through 10 years                 596             3,910                3,870            6.35%

After 10 years                           -               1,965                  507            6.48%
                                      ------             -----                -----
         Totals                      $ 4,644             9,489                6,281
                                      ======             =====                =====

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities. Other investments included Federal Reserve Bank stock, Federal Home Loan Bank stock and for 1996 common stock in two companies for which no readily determinable market value exists. These securities are not included in the maturity analysis above. During 1997, certain equity securities previously included in other investments were transferred to available for sale as these securities began being traded on a national exchange. Yields on tax exempt securities are calculated on a tax equivalent basis.

TABLE 4
LOAN PORTFOLIO


The following table presents loans by type at the end of each of the last five years.

                                                                               December 31,
                                                                               ------------
                                                       1997         1996        1995         1994       1993
                                                       ----         ----        ----         ----       ----
                                                                (Amounts are presented in thousands)
Commercial, financial
  and agricultural                                   $  63,182      52,437       35,761      36,950     35,184
Real estate - construction                               5,634       3,604        2,334       2,136        734
Real estate-mortgage                                    45,794      44,688       45,273      40,692     43,054
Installment loans to
  individuals                                           26,179      27,302       24,887      21,507     19,303
                                                       -------     -------      -------     -------     ------
                                                       140,789     128,031      108,255     101,285     98,275

Less:  Unearned interest and fees                        (304)       (330)        (287)       (180)        (41)
       Allowance for loan losses                       (2,013)     (1,422)      (1,273)     (1,245)     (1,442)
                                                       -------     -------      -------     -------     ------
            Loans, net                               $ 138,472     126,279      106,695      99,860     96,792
                                                       =======     =======      =======     =======     ======

As of December 31, 1997, maturities of loans in the indicated classifications were as follows (amounts are presented in thousands):

                                                    Commercial,               Real
                                                   Financial and             Estate
      Maturity                                      Agricultural          Construction          Total
      --------                                     -------------          ------------          -----
      Within 1 year                                  $   30,558               5,634             36,192
      1 to 5 years                                       32,624                 -               32,624
                                                         ------               -----             ------
           Totals                                    $   63,182               5,634             68,816
                                                         ======               =====             ======


As of December 31, 1997, the interest terms of loans in the indicated classifications for the indicated maturity ranges are as follows (amounts are presented in thousands):

                                                     Fixed          Variable
                                                   Interest         Interest
                                                     Rates           Rates           Total
                                                   --------         --------         -----
  Commercial, financial and agricultural:
      1 to 5 years                                 $ 24,360           8,264          32,624
                                                     ======           =====          ======

The following summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 1997, 1996, 1995, 1994, and 1993 (amounts are presented in thousands):

                                                                         December 31,
                                                                         ------------
                                                    1997        1996         1995         1994        1993
                                                    ----        ----         ----         ----        ----
Other real estate and repossessions             $     -           90          -            -           524
Accruing loans 90 days or more
  past due                                           275         216          148          144         165
Non-accrual loans                                  2,538         477          677        1,640       2,502
Interest on non-accrual loans which
  would have been reported                           187          38           67          158         175

Increases in the allowance for loan losses were deemed necessary partially to provide for potential losses associated with the increase in non-accrual loans. After consideration for collateral values securing the non-accrual loans and the aforementioned additional loan loss provision, management believes the level of the allowance for loan losses at December 31, 1997, is adequate to absorb potential losses inherent in these and other loans in the portfolio. While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem or restructured loans that are not disclosed in the above table.

A loan is placed on non-accrual status when, in management's judgment, the collection of interest appears doubtful. As a result of management's ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

TABLE 5
ALLOWANCE FOR LOAN LOSSES

The following table summarizes information concerning the allowance for loan losses:

                                                                        December 31,
                                                                        ------------
                                                   1997        1996         1995         1994        1993
                                                   ----        ----         ----         ----        ----
                                                           (Amounts are presented in thousands)
Balance at beginning of year                   $   1,422       1,273        1,245        1,442       1,756
Charge-offs:
  Commercial, financial and agricultural              55          67           62           81         760
  Real estate-construction                             -          -            -            -          -
  Real estate-mortgage                                 8          64           -            -          -
  Installment loans to individuals                   331         342          348          371         146
                                                   -----       -----        -----        -----       -----
                                                     394         473          410          452         906
                                                   -----       -----        -----        -----       -----
Recoveries:
  Commercial, financial and agricultural              78          96          223           97          17
  Real estate-construction                             -          -            -            -           -
  Real estate-mortgage                                 -           7           -            -           -
  Installment loans to individuals                   188         154          184           73          50
                                                   -----       -----        -----        -----       -----
                                                     266         257          407          170          67
                                                   -----       -----        -----        -----       -----
  Net charge-offs                                    128         216            3          282         839

  Additions charged to operations                    719         365           31           85         525
                                                   -----       -----        -----        -----       -----
  Balance at end of year                       $   2,013       1,422        1,273        1,245       1,442
                                                   =====       =====        =====        =====       =====
Ratio of net charge-offs during the period
  to average loans outstanding during
  the period                                        .09%        .18%         .00%         .28%        .92%
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

The Bank does not allocate the allowance for loan losses to various loan categories. The extra allowance is available to absorb losses from any and all loans. Management anticipates gross charge-offs for 1998 to approximate $500,000, $200,000 of


                                -26-
which would be associated with loans classified as commercial and the balance with consumer type loans. Anticipated charge-offs are an estimate based on historical experience and other judgmental factors and may be more or less than those that ultimately occur.


TABLE 6
DEPOSITS


The average balance of deposits and the average rates paid on such deposits are summarized for the periods indicated in the following table.

                                                                    December 31,
                                                                    ------------
                                                       (Amounts are presented in thousands)

                                                     1997                1996               1995
                                                     ----                ----               ----

                                                Amount     Rate    Amount       Rate   Amount      Rate
                                                ------     ----    ------       ----   ------      ----
Demand deposits:
  Non-interest bearing                        $ 26,474       -      24,152        -     23,822      -
  Interest-bearing demand
      and savings                               53,653     2.54%    50,517      2.57%   49,623     2.68%
  Time deposits                                 72,852     5.65%    60,438      5.69%   53,918     5.43%
                                               -------             -------             -------
         Totals                               $152,979             135,107             127,363
                                               =======             =======             =======

Maturities of time deposits of $100,000 or more outstanding at December 31, 1997, are summarized as follows (amounts are presented in thousands):

      Within 3 months                                                                $    6,909
      After 3 through 6 months                                                            6,147
      After 6 through 12 months                                                           7,396
      After 12 months                                                                     8,511
                                                                                         ------
            Total                                                                    $   28,963
                                                                                         ======


TABLE 7
SELECTED RATIOS

The following table sets out certain ratios of the consolidated entity for the years indicated.

                                                                         1997           1996             1995
                                                                         ----           ----             ----
  Net income to:
      Average stockholders' equity                                      14.75%         15.87%           16.59%
      Average assets                                                     1.56%          1.72%            1.73%
  Dividends to net income                                               31.43%         29.59%           26.92%
  Average equity to average assets                                      10.56%         10.85%           10.47%

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements and the report of independent public accountants are included in this report beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         For the year ended December 31, 1997, the accounting firm of Porter Keadle Moore, LLP. was the principal accountant for the Company.

         The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Board of Directors

     The following table sets forth for each director of the Company as of January 25, 1998 (a) the person's name, (b) his age at December 31, 1997, (c) the year he was first elected as a director of the Company and (d) his positions with the Company and the Bank, other than as a director, and his principal occupation and business experience for the past five years.

                                              Year First     Position with Company; Principal
     Name                        Age            Elected      Occupation; Business Experience
     ----                        ---          ----------     --------------------------------
J. Henry Cheatham, III           47             1994         Private Investor

Ernest F. Carlisle, III          66             1997         Carlisle & Company

C. A. Knowles                    65             1982         President, Chief Executive Officer and Treasurer of the
                                                             Company and President of the Bank

James A. Mankin                  71             1982         Merchant and Real Estate Developer

David G. Newton                  50             1990         Real Estate Developer

John T. Newton, Jr.              51             1993         Interim Chairman of the Board of the Company;
                                                             Chairman of the Board of the Bank; Attorney,
                                                             Newton & Howell, P.C.


     Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. John T. Newton, Jr. and David G. Newton are brothers and are first cousins of J. Henry Cheatham, III. There are no other family relationships among directors and executive officers of the Company.

EXECUTIVE OFFICERS

     The following table sets forth for each executive officer of the Company (a) the person's name, (b) his age at December 31, 1997, (c) the year he was first elected as an executive officer of the Company and (d) his positions with the Company and the Bank.

                                  Year First     Principal Occupation;
     Name               Age         Elected      Business Experience
     ----               ---         -------      -------------------
C. A. Knowles           65           1982        President, Chief Executive Officer and Treasurer of the Company and
                                                 President of the Bank.

William K. Holmes       47           1974        Assistant Treasurer since 1993, Senior Vice President of the Bank since 1974, Principal Accounting and Financial Officer.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the annual term compensation paid by the Company and its subsidiary to C. A. Knowles, the Company's Chief Executive Officer, the Company's only executive officer as of December 31, 1997 whose cash compensation, including salary and bonus, exceeded $100,000.

                         SUMMARY COMPENSATION TABLE

                                                     Annual Compensation
                                           --------------------------------------
Name and Principal Position                Year     Salary <F1>     Bonus   Other
                                           ----     -----------     -----   -----
C. A. Knowles                              1997     $193,793       $27,500   <F2>
   President, Chief Executive              1996     $193,043       $32,519   <F2>
   Officer and Treasurer                   1995     $195,700       $23,000   <F2>

<F1>Includes Director's fees
<F2>Does not meet Securities and Exchange Commission threshold for disclosure.

DIRECTOR COMPENSATION

     Each director of the Company receives a $1,600 annual retainer plus $300 per meeting attended for their service as a director of the Company. Each director of the Bank receives an annual retainer of $3,000 plus $300 per meeting attended for their service as a director of the Bank and $150 for each Board committee meeting they attend.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL HOLDERS OF STOCK

     The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of common stock of the Company, $1.00 par value (the "Company Stock"), on January 25, 1998, the following information:
(a) the owner's name and address, (b) the number of shares of Company Stock owned, and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed owners are the record owners of, and have sole voting and investment powers over, their shares.


                                 Number of Shares
Name and Address                 Beneficially Owned     Percentage of Total
----------------                 ------------------     -------------------
Newton Family Partnership            171,904 <F1>              21.28%
1076 Maple Drive
Griffin, GA  30223

John T. Newton, Sr.                  192,529 <F2>              23.83%
1076 Maple Drive
Griffin, GA  30223

Harvey Cheatham                       71,920 <F3>               8.90%
P.O. Box 88185
Atlanta, GA  30338

John Henry Cheatham                   42,452 <F4>               5.26%
P.O. Box 1252
Griffin, GA  30224

EMC Investments Ltd. partnership      42,000                    5.20%
5101 North Casablanca Road, #6
Scottsdale, AZ  85253

James Gilliam Cheatham                47,952 <F5>               5.87%
P.O. Box 506
Griffin, GA  30224

Lelia Cheatham Von Stein              47,152 <F6>               5.84%
623 Probart Street
Brevard, NC  28712
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



<F3> Of the indicated shares, 16,000 shares are subject to voting and investment power by Mr. Cheatham as general partner for Club Associates, L.P., the record owner of such shares, and 49,920 are subject to voting and investment power by Mr. Cheatham as general partner of 435 Associates, LTD, the record owner of such shares. Does not include 6,000 shares which are held directly by his wife, Anne A. Cheatham, as to which shares Mr. Cheatham disclaims beneficial ownership.

<F4> Of the indicated shares, Mr. Cheatham owns 34,952 shares and 7,500 shares are owned by his children.

<F5> Of the indicated shares, Mr. Cheatham owns 34,952 shares and 12,500 shares are owned by his children.

<F6> Of the indicated shares, Ms. Von Stein owns 35,252 shares and 11,900 shares are owned by her children.


STOCK OWNED BY MANAGEMENT

     The following table provides for each director of the Company, the named executive officer, and for all directors and officers of the Company as a group, as of January 25, 1998, the following information:
(a) the name of the director or the number of persons in the group; (b) the number of shares of Company Stock beneficially owned by the director or the group; and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed person is the record owner of, and has sole voting and investment powers over, his shares.

                                              Number of Shares
Name and Address                             Beneficially Owned     Percentage of Total
----------------                             ------------------     -------------------
Ernest F. Carlisle, III                               204                   *

J. Henry Cheatham, III                             42,452 <F1>              5.26%

C. A. Knowles                                         920                   *

James A. Mankin                                     3,555 <F2>              *

David G. Newton                                    10,117                   1.25%

John T. Newton, Jr.                                13,006 <F3>              1.61%

All directors and executive officers
as a group (7 persons)                             70,356 <F1><F2><F3>      8.70%

*     Indicates less than one percent.

<F1>  Includes 7,500 shares held by Mr. Cheatham as custodian for his children.

<F2>  Includes 1,591 shares owned by Mr. Mankin's wife.

<F3>  Includes 6,773 shares held by Mr. Newton as Trustee for his niece and nephew.

                               -31-
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons. In the opinion of the management of the Company, the extensions of credit made by the Bank to its directors and officers since January 1, 1997 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features. See note 12 under Notes to Consolidated Financial Statements in Item 7 hereof.


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

             27.0        Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K:

               None.



                                -32-



              FNB BANKING COMPANY AND SUBSIDIARY


               Consolidated Financial Statements

               December 31, 1997, 1996 and 1995

      (with Independent Accountants' Report thereon)

    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders
FNB Banking Company and Subsidiary


We have audited the accompanying consolidated balance sheets of FNB Banking Company and subsidiary as of December 31, 1997 and 1996, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Banking Company and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                               /s/ Porter Keadle Moore, LLP.
                               -----------------------------
                               PORTER KEADLE MOORE, LLP.



Atlanta, Georgia
January 15, 1998

                FNB BANKING COMPANY AND SUBSIDIARY

                   Consolidated Balance Sheets

                    December 31, 1997 and 1996

                              Assets
                              ------
                                                                                        1997              1996
                                                                                        ----              ----
Cash and due from banks, including reserve requirements of
  $1,340,000 and  $1,196,000                                                      $  13,578,133       12,461,860
Federal funds sold                                                                    8,197,365                -
                                                                                    -----------      -----------

           Cash and cash equivalents                                                 21,775,498       12,461,860
                                                                                    -----------      -----------

Interest-bearing deposits with other banks                                              500,000                -
Investment securities available for sale                                             12,681,186       10,010,949
Investment securities held to maturity (market value,
  $9,779,012 and  $12,679,015)                                                        9,392,953       12,197,132

Other investments                                                                       825,700        1,154,910
Mortgage loans held for sale                                                            650,350          972,276
Loans, net                                                                          138,472,205      126,278,521
Premises and equipment, net                                                           6,866,681        6,079,942
Accrued interest receivable and other assets                                          1,654,010        1,620,806
                                                                                    -----------      -----------
                                                                                  $ 192,818,583      170,776,396
                                                                                    ===========      ===========
                  Liabilities and Stockholders' Equity
                  ------------------------------------
Deposits:
  Demand                                                                          $  27,318,977       25,522,071
  Interest-bearing demand                                                            41,233,435       37,663,754
  Savings                                                                            15,356,322       15,017,853
  Time                                                                               83,808,834       67,601,606
                                                                                    -----------      -----------

     Total deposits                                                                 167,717,568      145,805,284

FHLB advances                                                                         1,428,571        4,214,286
Note payable                                                                            611,112          777,779
Accounts payable and accrued liabilities                                              1,681,760        1,300,617
                                                                                    -----------      -----------

     Total liabilities                                                              171,439,011      152,097,966
                                                                                    -----------      -----------

Commitments

Stockholders' equity:
  Common stock, par value $1; 5,000,000 shares authorized; 807,800 shares
    issued and outstanding                                                              807,800          807,800
  Retained earnings                                                                  19,842,089       17,903,934
  Net unrealized gain (loss) on investment securities available for sale,
    net of tax                                                                          729,683        (33,304)
                                                                                    -----------      -----------

     Total stockholders' equity                                                      21,379,572       18,678,430
                                                                                    -----------      -----------

                                                                                  $ 192,818,583      170,776,396
                                                                                    ===========      ===========

See accompanying notes to consolidated financial statements.

                FNB BANKING COMPANY AND SUBSIDIARY
                Consolidated Statements of Earnings

        For the Years Ended December 31, 1997, 1996 and 1995


                                                                       1997             1996             1995
                                                                       ----             ----             ----
Interest income:
  Interest and fees on loans                                      $ 14,904,480       12,543,160       11,016,657
  Interest on federal funds sold                                       206,824          257,845          119,788
  Interest-bearing deposits in other banks                              20,283            5,696            6,012
  Interest on investment securities:
    Tax-exempt                                                         395,958          457,159          518,758
    Taxable                                                            943,775        1,036,878        1,068,633
  Dividends on other investments                                        76,634           57,993           43,016
                                                                    ----------       ----------       ----------

           Total interest income                                    16,547,954       14,358,731       12,772,864
                                                                    ----------       ----------       ----------
  Interest expense:
    Deposits                                                         5,479,025        4,740,619        4,257,069
    Notes payable                                                       50,419           61,784           77,907
    Other                                                              340,882          157,958           43,004
                                                                    ----------       ----------       ----------

           Total interest expense                                    5,870,326        4,960,361        4,377,980
                                                                    ----------       ----------       ----------

           Net interest income                                      10,677,628        9,398,370        8,394,884

Provision for loan losses                                              718,450          365,240           31,000
                                                                    ----------       ----------       ----------

           Net interest income after provision for loan losses       9,959,178        9,033,130        8,363,884
                                                                    ----------       ----------       ----------
Other operating income:
  Service charges                                                    1,533,384        1,507,821        1,576,045
  Fees for trust services                                              180,000          180,000          180,000
  Securities gains, net                                                  8,171          104,183           65,550
  Other                                                                537,169          437,453          368,221
                                                                    ----------       ----------       ----------

           Total other operating income                              2,258,724        2,229,457        2,189,816
                                                                    ----------       ----------       ----------

Other operating expenses:
  Salaries and employee benefits                                     4,602,151        4,179,287        3,917,042
  Occupancy and equipment                                            1,297,615        1,128,910        1,009,844
  Miscellaneous                                                      2,045,722        1,933,462        1,972,181
                                                                    ----------       ----------       ----------

           Total other operating expenses                            7,945,488        7,241,659        6,899,067
                                                                    ----------       ----------       ----------

           Earnings before income taxes                              4,272,414        4,020,928        3,654,633

Income taxes                                                         1,445,679        1,290,761        1,103,782
                                                                    ----------       ----------       ----------

           Net earnings                                           $  2,826,735        2,730,167        2,550,851
                                                                     =========       ==========       ==========

           Net earnings per share                                 $       3.50             3.38             3.16
                                                                     =========       ==========       ==========


See accompanying notes to consolidated financial statements.

                FNB BANKING COMPANY AND SUBSIDIARY

     Consolidated Statements of Changes in Stockholders' Equity

          For the Years Ended December 31, 1997, 1996 and 1995

                                                                                            Net
                                                                                        Unrealized
                                                                                           Gain
                                                                                        (Loss) On
                                                                                        Investment
                                                                                        Securities
                                                                                        Available
                                                         Common         Retained        for Sale,
                                                         Stock          Earnings        Net of Tax          Total
                                                         -----          --------       ------------         -----
Balance, December 31, 1994                          $  807,800         14,117,346        (353,536)       14,571,610

Net earnings                                              -             2,550,851            -            2,550,851

Cash dividends declared of $.85 per share                 -              (686,630)           -             (686,630)

Change in unrealized loss on investment
 securities available for sale, net of tax                -                  -            338,225           338,225
                                                      --------        -----------       ----------       ----------

Balance, December 31, 1995                             807,800         15,981,567         (15,311)       16,774,056

Net earnings                                              -             2,730,167            -            2,730,167

Cash dividends declared of $1.00 per share                -              (807,800)           -             (807,800)

Change in unrealized loss on investment
 securities available for sale, net of tax                -                  -            (17,993)          (17,993)
                                                      --------        -----------       ----------       ----------

Balance, December 31, 1996                             807,800         17,903,934         (33,304)       18,678,430

Net earnings                                              -             2,826,735            -            2,826,735

Cash dividends declared of $1.10 per share                -              (888,580)           -             (888,580)

Change in unrealized gain (loss) on investment
 securities available for sale, net of tax                -                  -            762,987           762,987
                                                      --------        -----------       ---------        ----------

Balance, December 31, 1997                          $  807,800         19,842,089         729,683        21,379,572
                                                      ========        ===========       =========        ==========


See accompanying notes to consolidated financial statements.

                FNB BANKING COMPANY AND SUBSIDIARY

             Consolidated Statements of Cash Flows

      For the Years Ended December 31, 1997, 1996 and 1995

                                                                             1997             1996           1995
                                                                             ----             ----           ----
Cash flows from operating activities:
   Net earnings                                                        $  2,826,735        2,730,167       2,550,851
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
      Depreciation, amortization and accretion                              441,298          345,094         368,991
      Provision for loan losses                                             718,450          365,240          31,000
      Provision for losses on sales of other real estate
         owned and repossessed collateral                                       193            3,798          11,986
      Provision for deferred income taxes                                  (282,482)         (47,032)         74,845
      Gains on investment securities                                         (8,171)        (104,183)        (65,550)
      (Gains) losses on disposals of premises and equipment                  10,800           (3,150)          1,574
      Gain on sale of other real estate and repossessed collateral          (15,925)               -               -
      Change in:
        Mortgage loans held for sale                                        321,926         (972,276)         42,638
        Interest receivable                                                 (32,297)         (69,901)        (69,619)
        Interest payable                                                    117,378              530          76,020
        Other, net                                                           49,958          230,870        (258,839)
                                                                          ---------        ---------       ----------
            Net cash provided by operating activities                     4,147,863        2,479,157       2,763,897
                                                                          ---------        ---------       ----------
Cash flows from investing activities:
   Change in interest-bearing deposits with other banks                    (500,000)               -               -
   Proceeds from sales of investment securities
     available for sale                                                   3,084,938          990,000          976,250
   Proceeds from sales of other investments                                       -                -            9,800
   Proceeds from calls and maturities of investment securities
     held to maturity                                                     2,837,125        3,597,249        3,967,100
   Proceeds from calls and maturities of investment securities
     available for sale                                                   2,054,715        1,561,897          173,766
   Purchase of investment securities held to maturity                             -                -         (698,370)
   Purchase of investment securities available for sale                  (6,088,269)      (5,543,379)      (1,000,000)
   Purchase of other investments                                           (196,800)         (34,400)               -
   Net change in loans                                                  (12,924,571)     (19,983,675)      (7,192,952)
   Proceeds from disposals of premises and equipment                          3,260            3,150            1,800
   Additions to premises and equipment                                   (1,235,115)        (605,205)        (624,289)
   Proceeds from sales of other real estate and
     repossessed collateral                                                  59,170                -          315,232
                                                                        -----------      -----------       ----------
            Net cash used by investing activities                      $(12,905,547)     (20,014,363)      (4,071,663)
                                                                        -----------      -----------       ----------

                                F-6

                                  FNB BANKING COMPANY AND SUBSIDIARY

                          For the Years Ended December 31, 1997, 1996 and 1995

                                                                             1997             1996           1995
                                                                             ----             ----           ----
Cash flows from financing activities:
   Net change in demand and savings deposits                           $  5,705,056        5,177,522       (3,911,166)
   Net change in time deposits                                           16,207,228       10,946,397        5,135,638
   Net change in federal funds purchased                                          -                -       (1,500,000)
   Proceeds from FHLB advances                                            4,000,000        2,500,000        2,000,000
   Repayments of FHLB advances                                           (6,785,715)        (285,714)               -
   Repayments of notes payable                                             (166,667)        (166,666)        (166,667)
   Payment of cash dividends                                               (888,580)        (807,800)        (686,630)
                                                                        -----------      -----------       ----------
      Net cash provided by financing activities                          18,071,322       17,363,739          871,175
                                                                        -----------      -----------       ----------
Net increase (decrease) in cash and cash equivalents                      9,313,638         (171,467)        (436,591)

Cash and cash equivalents at beginning of year                           12,461,860       12,633,327       13,069,918
                                                                        -----------      -----------       ----------
Cash and cash equivalents at end of year                               $ 21,775,498       12,461,860       12,633,327
                                                                        ===========      ===========       ==========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                          $  5,752,948        4,959,831        4,301,960
     Income taxes                                                      $  1,645,000        1,222,500        1,141,000

Noncash investing and financing activities:
   Transfers of other investment securities at cost
     upon application of SFAS 115                                      $    526,010                -                -
   Change in net unrealized losses on
     investment securities available for sale,
     net of tax                                                        $   (762,987)          17,993         (338,225)
   Transfers of loans to other real estate                             $     12,437          128,176          348,597
   Financed sales of other real estate                                 $          -           93,378           21,379



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

    BASIS OF PRESENTATION
    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National
    Bank of Griffin ("Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Bank commenced business in 1933 upon receipt of its charter from the Georgia Department of Banking and Finance. This state charter was converted to a national charter in 1965. The Bank is primarily regulated by the Office of the Comptroller of the Currency ("OCC") and the Company is regulated by the Federal Reserve System and both undergo periodic examinations by these regulatory authorities. The Bank provides a full range of customary banking services throughout Spalding and other surrounding counties in Georgia.


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

    INVESTMENT SECURITIES
    The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1997 and 1996 the Company had no trading securities.

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

    OTHER INVESTMENTS
    Other investments include equity securities with no readily determinable fair value. These investment securities are carried at cost. During 1997 certain equity securities previously included in other investments were transferred to available for sale as these securities began being traded on a national exchange.

    MORTGAGE LOANS HELD FOR SALE
    Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net earnings of the period in which the change occurs.

    LOANS, LOAN FEES AND INTEREST INCOME
    Loans are stated at principal amount outstanding, net of the allowance for loan losses. Interest on loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

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

    Loan fees, net of certain origination costs, have been deferred and are being amortized over the lives of the respective loans.

    ALLOWANCE FOR LOAN LOSSES
    The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

    The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

    Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans.

    Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

    Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The Bank has no material amounts of impaired loans at December 31, 1997 and 1996.

    PREMISES AND EQUIPMENT
    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. Costs incurred for maintenance and repairs are expensed currently. The range of estimated useful lives for premises and equipment are:

          Buildings and improvements      10 - 40 Years
          Furniture and equipment          3 - 10 Years

     INCOME TAXES
     The Company accounts for income taxes using the asset and liability method and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Additionally, future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

                FNB BANKING COMPANY AND SUBSIDIARY

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

     NET EARNINGS PER COMMON SHARE
     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This new standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period such as options, convertible securities and warrants are included in diluted earnings per share. The Company has no potential common shares and correspondingly earnings per share amounts for all years presented are based on 807,800 shares, the weighted average number of common shares outstanding.

     OTHER
     Property (other than cash deposits) held by the Bank in a fiduciary or agency capacity for customers is not included in the balance sheets since such items are not assets of the Bank.

     RECENT ACCOUNTING PRONOUNCEMENTS
     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 127 "Deferral of the Effective Date of Certain Provisions of SFAS No. 125" ("SFAS 127"), Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 127 simply defers, until January 1, 1998, the effective date of selected provisions of a previously issued accounting and disclosure standard. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of SFAS 130 and 131 are effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

                                F-11
                FNB BANKING COMPANY AND SUBSIDIARY

      Notes to Consolidated Financial Statements, continued

(2)  INVESTMENT SECURITIES
     Investment securities at December 31, 1997 and 1996 are as follows:

                                                                                 December 31, 1997
                                                                                 -----------------
     SECURITIES HELD TO MATURITY:
                                                                               Gross           Gross     Estimated
                                                           Amortized         Unrealized     Unrealized      Fair
                                                             Cost              Gains          Losses       Value
                                                             ----              -----          ------       -----
      U.S. Government agencies                          $  1,487,968           15,787            -       1,503,755
      State, county and municipal                          6,281,208          332,250           442      6,613,016
      Mortgage-backed securities                           1,623,777           38,464            -       1,662,241
                                                           ---------          -------           ---      ---------
            Total                                       $  9,392,953          386,501           442      9,779,012
                                                           =========          =======           ===      =========

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
                                                          ==========          =======         =====     ==========

                                                                                 December 31, 1997
                                                                                 -----------------

      SECURITIES AVAILABLE FOR SALE:                                           Gross           Gross     Estimated
                                                           Amortized         Unrealized     Unrealized      Fair
                                                             Cost              Gains          Losses       Value
                                                             ----              -----          ------       -----

      U.S. Government agencies                          $  3,128,304           28,204           452      3,156,056
      Equity securities                                      526,010        1,133,812             -      1,659,822
      Mortgage-backed securities                           7,849,965           41,904        26,561      7,865,308
                                                          ----------        ---------        ------     ----------

            Total                                       $ 11,504,279        1,203,920        27,013     12,681,186
                                                          ==========        =========        ======     ==========

                                                                                 December 31, 1996
                                                                                 -----------------
                                                                              Gross           Gross     Estimated
                                                           Amortized         Unrealized     Unrealized      Fair
                                                             Cost              Gains          Losses       Value
                                                             ----              -----          ------       -----

      U.S. Government agencies                          $  4,540,165            3,623        13,788      4,530,000
      Mortgage-backed securities                           5,521,245           20,537        60,833      5,480,949
                                                          ----------        ---------       -------     ----------
            Total                                       $ 10,061,410           24,160        74,621     10,010,949
                                                          ==========        =========       =======     ==========

                FNB BANKING COMPANY AND SUBSIDIARY

(2)  INVESTMENT SECURITIES, CONTINUED

     The amortized cost and fair value of investment securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Securities Held            Securities Available
                                                                            to Maturity                     for Sale
                                                                     ------------------------      -------------------------
                                                                     Amortized      Estimated      Amortized       Estimated
                                                                        Cost       Fair Value         Cost         Fair Value
                                                                     ------------------------      --------------------------
         U.S. Government agencies:
             1 to 5 years                                         $  1,487,968     1,503,755       2,542,012       2,559,620
             5 to 10 years                                                -             -            586,292         596,436
                                                                     ---------     ---------       ---------       ---------
                                                                     1,487,968     1,503,755       3,128,304       3,156,056
                                                                     =========     =========       =========       =========
         State, county and municipal:
             Within 1 year                                             260,000       263,348            -               -
             1 to 5 years                                            1,644,108     1,681,847            -               -
             5 to 10 years                                           3,869,835     4,136,242            -               -
             More than 10 years                                        507,265       531,579            -               -
                                                                     ---------     ---------       ---------       ---------
                                                                     6,281,208     6,613,016            -               -
                                                                     =========     =========       =========       ==========
         Total securities other than mortgage-
             backed securities:
              Within 1 year                                            260,000       263,348            -               -
              1 to 5 years                                           3,132,076     3,185,602       2,542,012       2,559,620
              5 to 10 years                                          3,869,835     4,136,242         586,292         596,436
              More than 10 years                                       507,265       531,579            -               -

         Mortgage-backed securities                                  1,623,777     1,662,241       7,849,965       7,865,308

         Equity securities                                                -             -            526,010       1,659,822
                                                                     ---------     ---------      ----------      ----------
                                                                  $  9,392,953     9,779,012      11,504,279      12,681,186
                                                                     =========     =========      ==========      ==========

    Call premiums amounting to $2,200 were received on two called securities during 1995 and are included with securities gains in the 1995 statement of earnings. There were no sales of investment securities held to maturity during 1997, 1996 and 1995.

    Proceeds from sales of securities available for sale during 1997, 1996 and 1995 were $3,084,938, $990,000 and $976,250, respectively. Gross losses of $13,729, $3,317 and $23,750 for 1997, 1996 and 1995, respectively, were realized on those sales.

    Certain investment securities were written down to their estimated realizable values because, in the opinion of management, the decline in value was considered other than temporary. During 1997, 1996 and 1995, the Company received $21,900, $17,500 and $87,100, respectively, on an investment security that was in default and written down prior to 1992. The amounts received in excess of the remaining cost basis resulted in recoveries of $21,900, $17,500 and $87,100 in 1997, 1996 and 1995, respectively. During 1996, the Company received $250,000 on another investment security that was written down in 1993 which resulted in a recovery of $90,000. These recoveries are included with securities gains in the statements of earnings.

    Securities with a carrying value of $17,414,000 and $12,772,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits as required by law.

(3) LOANS
    Major classifications of loans at December 31, 1997 and 1996 are summarized as follows:

                                                                                 1997             1996
                                                                                 ----             ----
         Commercial, financial and agricultural                         $     63,182,064       52,437,173
         Real estate - construction                                            5,633,712        3,604,322
         Real estate - mortgage                                               45,793,633       44,687,988
         Consumer                                                             26,179,196       27,301,406
                                                                             -----------      -----------
              Total loans                                                    140,788,605      128,030,889

              Less:  Allowance for loan losses                                 2,012,795        1,422,603
                        Unearned interest and fees                               303,605          329,765
                                                                             -----------      -----------
              Net loans                                                 $    138,472,205      126,278,521
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

    Changes in the allowance for loan losses are summarized as follows:

                                                                      1997             1996             1995
                                                                      ----             ----             ----
         Balance at beginning of year                           $  1,422,603        1,273,267        1,245,314
         Amounts charged off                                        (394,245)        (473,420)        (409,863)
         Recoveries on amounts previously charged off                265,987          257,516          406,816
         Provision charged to operating expenses                     718,450          365,240           31,000
                                                                   ---------        ---------        ---------
         Balance at end of year                                 $  2,012,795        1,422,603        1,273,267
                                                                   =========        =========        =========

    The Company was servicing approximately $26,600,000 and $30,900,000 of mortgage loans for the Federal Home Loan
    Mortgage Corporation at December 31, 1997 and 1996, respectively.


(4) PREMISES AND EQUIPMENT
    Premises and equipment at December 31, 1997 and 1996, are summarized as follows:

                                                       1997           1996
                                                       ----           ----
      Land and improvements                       $  1,606,563     1,390,125
      Buildings and improvements                     5,595,195     5,447,340
      Furniture and equipment                        3,364,070     3,191,228
      Construction in progress                         706,594        28,955
                                                     ---------     ---------
                                                    11,272,422    10,057,648
      Less:  Accumulated depreciation                4,405,741     3,977,706
                                                    ----------     ---------
                                                   $ 6,866,681     6,079,942
                                                    ==========     =========

    Depreciation expense was $434,316, $397,020 and $321,560 for the years ended December 31, 1997, 1996 and 1995, respectively.

(5) DEPOSITS
    The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $28,962,600 and $19,709,500 at December 31, 1997 and 1996, respectively. Deposits from related parties totaled approximately $2,600,000 and $2,900,000 at December 31, 1997 and 1996, respectively.

                FNB BANKING COMPANY AND SUBSIDIARY

    At December 31, 1997, the scheduled maturities of time deposits are as follows:


                 1998                                      $ 64,077,094
                 1999                                        12,258,176
                 2000                                         3,668,653
                 2001                                         1,165,443
                 2002 and thereafter                          2,639,468
                                                             ----------
                                                           $ 83,808,834
                                                             ==========

(6) NOTE PAYABLE
    Note payable at December 31, 1997 and 1996 consisted of the following:

                                                                                         1997          1996
                                                                                         ----          ----
          Note payable, due in monthly installments of $13,889
          plus interest at 70% of the prime interest rate
          through August 1, 2001, collateralized by certain
          land and buildings.                                                        $ 611,112        777,779

     Aggregate maturities required on the note payable at December 31, 1997 are as follows:


               1998                                               $  166,668
               1999                                                  166,668
               2000                                                  166,668
               2001                                                  111,108
                                                                     -------
                                                                   $ 611,112
                                                                     =======
(7) FEDERAL HOME LOAN BANK ADVANCES
    The Bank has an agreement with the Federal Home Loan Bank
    (FHLB) whereby the FHLB agreed to provide the Bank credit facilities under the Agreement for Advances and Security
    Agreement. Any amounts advanced by the FHLB are secured under a Blanket Floating Lien covered by all of the Bank's 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB.

    At December 31, 1997, the Bank has an advance payable of $1,428,571 with a fixed interest rate of 6.72% and interest payable monthly with equal principal payments due semi-annually until maturity in 2002.

                FNB BANKING COMPANY AND SUBSIDIARY

(8) EMPLOYEE BENEFIT PLANS
    The Company has a noncontributory defined benefit plan covering substantially all of its employees who have completed one year of service. Effective September 1, 1997 the plan was terminated. All participants as of September 1, 1997 became fully vested and no new participants will be admitted to the plan. No further contribution will be made to the plan except payments necessary to attain full funding of the liabilities under the plan. As a result of the curtailment of benefits, the Company recognized a curtailment gain of $76,700.

    The following table sets forth the Plan's status and amounts recognized in the balance sheets at December 31, 1997 and 1996. Plan assets are stated at fair value and consist of cash, certificates of deposit, equity securities and government securities.

                                                                                1997            1996
                                                                                ----            ----
       Actuarial present value of benefit obligations:
          Vested                                                         $    3,447,488      2,222,769
          Nonvested                                                              -              29,284
                                                                              ---------      ---------
             Total accumulated benefit obligations                       $    3,447,488      2,252,053
                                                                              =========      =========
       Projected benefit obligations for services
          rendered to date                                               $    3,447,488      3,330,530
       Plan assets at fair value                                              3,397,500      3,188,262
                                                                              ---------      ---------
             Assets less than projected benefit obligation                      (49,988)      (142,268)

       Unamortized net asset existing
          at date of adoption of SFAS 87                                              -        206,739
       Unamortized net gain from past experience different
          from that assumed and effects of changes in assumptions               (74,936)      (102,592)
                                                                              ---------       --------
             Prepaid (accrued) pension cost included in other
                liabilities                                              $     (124,924)       (38,121)
                                                                             ==========       ========

    The components of net pension cost for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                                    1997             1996             1995
                                                                    ----             ----             ----
     Service cost for benefits earned                        $     177,324          143,364          115,323
     Interest cost on projected benefit
       obligations                                                 239,764          222,170          200,887
     Actual return on plan assets                                 (379,899)        (282,114)        (493,582)
     Net amortization and deferral                                 126,335           42,580          305,372
                                                                 ---------         --------         --------
     Net pension cost                                        $     163,524          126,000          128,000
                                                                 =========         ========         ========

    The following assumptions were used in determining the actuarial present value of the projected benefit obligations at December 31, 1997 and 1996:

                                                                         1997       1996
                                                                         ----       ----
     Discount rate                                                       7.0%       7.0%
     Rate of increase in future compensation levels                       -         5.0%
     Expected long-term rate of return on assets                         8.25%      8.25%

     The Company has a profit sharing plan covering substantially all employees. Effective January 1, 1995, the Company amended the plan to comply with the requirements of Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees, subject to certain minimum service requirements. The Company will match up to 6% of the participants' before tax contributions. The Company's matching contributions amounted to $205,000, $130,000 and $131,000 in 1997, 1996 and 1995,
     respectively.

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

                                                                          Approximate
                                                                          Contractual
                                                                             Amount
                                                                             ------
                                                                       1997          1996
                                                                       ----          ----
          Financial instruments whose contract
             amounts represent credit risk:
          Commitments to extend credit                          $    16,650,000   24,787,000
          Standby letters of credit and
             financial guarantees written                       $       467,000      932,000

                                F-18

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit at December 31, 1997 are approximately 71% collateralized.

(10) DIVIDEND LIMITATIONS
     Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 1998 without prior approval is approximately $3,795,000 plus 1998 earnings of the Bank.

(11) INCOME TAXES
     The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                  1997           1996             1995
                                                  ----           ----             ----
        Current                             $   1,728,161     1,337,793         1,028,937
        Deferred                                 (282,482)      (47,032)           74,845
                                                ---------     ---------         ---------
                                            $   1,445,679     1,290,761         1,103,782
                                                =========     =========         =========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

                                                                           1997            1996                 1995
                                                                           ----            ----                 ----
         Pretax income at statutory rates                           $   1,452,620        1,367,116            1,242,575
         Add (deduct):
             Tax-exempt interest income                                  (139,939)        (155,070)             (174,663)
             Nondeductible interest expense                                15,024           16,273               17,215
             Other                                                        117,974           62,442               18,655
                                                                        ---------        ---------            ---------
                                                                    $   1,445,679        1,290,761            1,103,782
                                                                        =========        =========            =========

                    FNB BANKING COMPANY AND SUBSIDIARY

    The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset (liability). At December 31, 1997 and 1996, the Company's net deferred tax liability is included as a component of other liabilities.

                                                                           1997             1996
                                                                           ----             ----
         Deferred income tax assets:
             Net unrealized loss in investment securities           $        -              17,157
             Allowance for loan losses                                    572,074          310,348
             Reserve for pension contributions                             47,420           14,470
             Other                                                         86,676           64,801
                                                                        ---------         --------
                     Total gross deferred income tax assets               706,170          406,776
                                                                        ---------         --------
         Deferred income tax liabilities:
         Net unrealized gain on investment securities                    (447,225)           -
         Premises and equipment                                          (558,457)        (524,386)
                                                                      -----------        ----------
                     Total gross deferred income tax liabilities       (1,005,682)        (524,386)
                                                                      -----------        ---------
               Net deferred income tax liability                    $    (299,512)        (117,610)
                                                                      ===========        =========

(12) RELATED PARTY TRANSACTIONS
     The Company conducts transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1997:

         Beginning balance                                         $   5,109,450
             Loans advanced                                            2,336,070
             Repayments                                               (1,723,890)
                                                                     -----------
         Ending balance                                            $   5,721,630
                                                                     ===========

                    FNB BANKING COMPANY AND SUBSIDIARY

(13) MISCELLANEOUS OPERATING EXPENSES
     Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

                                                                  1997           1996             1995
                                                                  ----           ----             ----
         Deposit insurance premiums                        $      17,181          2,020          146,729
         Stationery and supplies                           $     257,523        279,814          209,038
         Postage                                           $     186,379        179,591          164,678
         Directors fees                                    $     163,575        154,400          153,100
         Data processing                                   $     337,270        321,540          192,397

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination, or issuance.

     CASH AND CASH EQUIVALENTS
     For cash and due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

     INTEREST-BEARING DEPOSITS WITH OTHER BANKS
     The carrying value of interest-bearing deposits with other banks is a reasonable estimate of fair value.

     INVESTMENT SECURITIES
     Fair values for investment securities are based on quoted market prices.

     OTHER INVESTMENTS
     The carrying value of other investments approximates fair value.

     LOANS AND MORTGAGE LOANS HELD FOR SALE
     The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

                    FNB BANKING COMPANY AND SUBSIDIARY

     DEPOSITS
     The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows.

     FHLB ADVANCES
     The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

     NOTE PAYABLE
     The Company's note payable bears interest based on a percentage of the prime rate and as such, the carrying amount approximates the fair value.

     COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND
     FINANCIAL GUARANTEES WRITTEN
     Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
     LIMITATIONS
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

                FNB BANKING COMPANY AND SUBSIDIARY

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                            1997                              1996
                                                            ----                              ----
                                                 Carrying         Estimated         Carrying          Estimated
                                                  Amount          Fair Value         Amount          Fair Value
                                                 --------         ----------        --------         ----------
      Assets:
          Cash and cash equivalents         $    21,775,498        21,775,498      12,461,860         12,461,860
          Interest -bearing deposits with
            other banks                             500,000           500,000               -                  -
          Investment securities                  22,074,139        22,460,198      22,208,081         22,689,964
          Other investments                         825,700           825,700       1,154,910          1,154,910
          Loans and mortgage loans held
            for sale                            139,022,555       137,402,363     127,250,797        126,499,785
      Liabilities:
          Deposits                              167,717,568       168,104,529     145,805,284        146,032,337
          FHLB advances                           1,428,571         1,446,785       4,214,286          4,216,204
          Notes payable                             611,112           611,112         777,779            777,779

      Unrecognized financial
      instruments:
          Commitments to extend credit           16,650,000        16,650,000      24,787,000         24,787,000
          Standby letters of credit         $       467,000           467,000         932,000            932,000


(15) REGULATORY MATTERS
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                FNB BANKING COMPANY AND SUBSIDIARY

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to average risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997 and 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The consolidated and bank only actual capital amounts and ratios for 1997 and 1996 are also presented in the table.

                                                                                                               To Be Well
                                                                                                             Capitalized Under
                                                                                       For Capital           Prompt Corrective
                                                             Actual                Adequacy Purposes         Action Provisions
                                                     --------------------         -------------------        -----------------
                                                     Amount         Ratio         Amount        Ratio        Amount      Ratio
                                                     --------------------         -------------------        -----------------
 AS OF DECEMBER 31, 1997
  Total Risk-Based Capital (to Risk
    Weighted Assets):
      Consolidated                              $   22,448,925       15.4%      11,661,779      >8.0%           N/A      N/A
                                                                                                -
      FNB Griffin                               $   21,545,269       15.1%      11,414,712      >8.0%       14,268,390  >10.0%
                                                                                                -                       -
  Tier I Capital (to Risk Weighted Assets):
      Consolidated                              $   20,625,527       14.1%       5,851,213      >4.0%            N/A     N/A
                                                                                                -
      FNB Griffin                               $   19,765,753       13.9%       5,687,986      >4.0%        8,531,980  >6.0%
                                                                                                -                       -
  Tier 1 Capital (to Average Assets):
      Consolidated                              $   20,625,527       11.3%       7,301,072      >4.0%            N/A     N/A
                                                                                                -
      FNB Griffin                               $   19,765,753       10.9%       7,253,487      >4.0%        9,066,859  >5.0%
                                                                                                -                       -

 AS OF DECEMBER 31, 1996
  Total Risk-Based Capital (to Risk
    Weighted Assets):
      Consolidated                              $   20,039,698       16.2%       9,896,147      >8.0%            N/A     N/A
                                                                                                -
      FNB Griffin                               $   19,192,076       15.5%       9,905,588      >8.0%       12,381,985 >10.0%
                                                                                                -                      -
  Tier I Capital (to Risk Weighted Assets):
      Consolidated                              $   18,617,095       15.0%       4,964,559      >4.0%            N/A    N/A
                                                                                                -
      FNB Griffin                               $   17,769,473       14.4%       4,935,965      >4.0%        7,403,947 >6.0%
                                                                                                -                      -
  Tier 1 Capital (to Adjusted Total Assets):
      Consolidated                              $   18,617,095       11.6%       6,419,688      >4.0%            N/A    N/A
                                                                                                -
      FNB Griffin                               $   17,769,473       11.1%       6,403,414      >4.0%        8,004,267 >5.0%
                                                                                                -                      -

                                F-24

                         FNB BANKING COMPANY AND SUBSIDIARY

(16) FNB BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                                                 Balance Sheets

                                                           December 31, 1997 and 1996

                                                                     Assets
                                                                     ------
                                                                                            1997           1996
                                                                                            ----           ----
 Cash                                                                               $      359,257         261,611
 Investment in First National Bank of Griffin                                           19,816,834      17,830,807
 Investment securities available for sale                                                1,659,822         526,010
 Other assets                                                                              537,290         572,363
                                                                                        ----------      ----------
                                                                                    $   22,373,203      19,190,791
                                                                                        ==========      ==========
                                                      Liabilities and Stockholders' Equity
                                                      ------------------------------------
 Other liabilities                                                                  $      508,951          27,681
 Dividends payable                                                                         484,680         484,680
 Stockholders'  equity                                                                  21,379,572      18,678,430
                                                                                        ----------      ----------
                                                                                    $   22,373,203      19,190,791
                                                                                        ==========      ==========
                                                             Statements of Earnings

                                              For the Years Ended December 31, 1997, 1996 and 1995

                                                                             1997             1996              1995
                                                                             ----             ----              ----
 Income:
   Interest                                                            $     31,514           17,796             7,966
   Other                                                                    220,148          240,879           288,501
   Dividends from subsidiary                                                888,580          807,800           886,630
                                                                          ---------        ---------         ---------
                                                                          1,140,242        1,066,475         1,183,097
                                                                          ---------        ---------         ---------
 Other operating expenses                                                   239,510          178,203           245,801
                                                                          ---------        ---------         ---------
     Earnings before income taxes and equity in undistributed
      earnings of bank subsidiary                                           900,732          888,272           937,296

 Income tax expense                                                            -            ( 27,361)          (23,353)
                                                                          ---------        ---------         ---------
     Earnings before equity in undistributed earnings of
      bank subsidiary                                                       900,732          860,911           913,943

 Equity in undistributed earnings of bank subsidiary                      1,926,003        1,869,256         1,636,908
                                                                          ---------        ---------         ---------
     Net earnings                                                      $  2,826,735        2,730,167         2,550,851
                                                                          =========        =========         =========

                         FNB BANKING COMPANY AND SUBSIDIARY

                                                            Statements of Cash Flows

                                              For the Years Ended December 31, 1997, 1996 and 1995


                                                                          1997             1996             1995
                                                                          ----             ----             ----
 Cash flows from operating activities:
      Net earnings                                                   $  2,826,735        2,730,167         2,550,851
      Adjustments to reconcile net earnings
        to net cash provided by operating activities:
          Equity in undistributed earnings
            of bank subsidiary                                        (1,926,003)       (1,869,256)       (1,636,908)
          Depreciation                                                    35,073            35,073            35,528
          Change in other liabilities                                     50,421            23,336          (413,421)
                                                                      ----------        ----------        ----------
      Net cash provided by operating activities                          986,226           919,320           536,050
                                                                      ----------        ----------        ----------

 Cash flows from financing activities - dividends paid                  (888,580)         (807,800)         (686,630)
                                                                      ----------        ----------        ----------
 Net increase (decrease) in cash                                          97,646           111,520          (150,580)

 Cash at beginning of the period                                         261,611           150,091           300,671
                                                                      ----------        ----------        ----------
 Cash at end of the period                                           $   359,257           261,611           150,091
                                                                      ==========        ==========        ==========
 Supplemental disclosure of cash flow information:

      Net unrealized loss on investment securities
        available for sale, net of tax                               $  (762,987)           17,993          (338,225)

      Change in dividends receivable from subsidiary                 $      -                 -              200,000)

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB BANKING COMPANY
                                     (Registrant)


                                    By: /s/ C.A. Knowles
                                        ----------------------------------
                                        C. A. Knowles
                                        President

                                    Dated:  March 27, 1998

                     POWER OF ATTORNEY AND SIGNATURES

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. A. Knowles and John T. Newton, Jr., or each of them, his attorney-in-fact, each with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                                      Title                                 Date
          ---------                                      -----                                 ----
/s/ John T. Newton, Jr.                    Chairman of the Board of Directors                 3-27-98
-----------------------------
John T. Newton, Jr.


/s/ C.A. Knowles                           President, Treasurer, and                          3-27-98
-----------------------------              Director (principal executive
C. A. Knowles                              officer)


/s/ William K. Holmes                      Assistant Treasurer (principal                     3-27-98
-----------------------------              accounting and financial officer)
William K. Holmes


/s/ James A. Mankin                        Director and Secretary                             3-27-98
-----------------------------
James A. Mankin


/s/ Ernest F. Carlisle, III                Director                                           3-27-98
-----------------------------
Ernest F. Carlisle, III


/s/ J. Henry Cheatham, III                 Director                                           3-27-98
-----------------------------
J. Henry Cheatham, III


/s/ David G. Newton                        Director                                           3-27-98
-----------------------------
David G. Newton

                     EXHIBIT INDEX



Exhibit No.             Description of Exhibit

  21.0                  Subsidiaries of FNB Banking Company.

  24.0 A Power of Attorney is set forth on the signature page to this Form 10-KSB.

  27.0                  Financial Data Schedule (for SEC use only)