Form 10QSB
period 1998-03-31
FNB BANKING CO
filed 1998-05-12
CIK 757262

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                            FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended March 31, 1998

                                    OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ______________ to __________

                     Commission file number 2-94292

                          FNB Banking Company
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)

       Georgia                               58-1479370
 ------------------------       -----------------------------------
 (State of Incorporation)      (I.R.S. Employer Identification No.)

         318 South Hill Street
           Griffin, Georgia                    30224
---------------------------------------      ----------
(Address of principal executive offices)     (Zip Code)


                     770-227-2251
                  ------------------
                  (Telephone Number)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES /X/   NO / /

          Common stock, par value $1 per share:  807,800 shares
                     outstanding as of April 23, 1998

                   FNB BANKING COMPANY AND SUBSIDIARY

                                  INDEX

(CAPTION>
                                                                         Page No.
                                                                         --------
PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheet (unaudited) at March 31, 1998            2

          Consolidated Statements of Earnings (unaudited) for the Three
            Months Ended March 31, 1998 and 1997                              3

          Consolidated Statements of Comprehensive Income (unaudited)
            for the Three Months Ended March 31, 1998 and 1997                4

          Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 1998 and 1997                        5

          Notes to Consolidated Financial Statements (unaudited)              6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       7-8

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                   9

 Item 2.  Changes in Securities                                               9

 Item 3.  Defaults Upon Senior Securities                                     9

 Item 4.  Submission of Matters to a Vote of Security Holders                 9

 Item 5.  Other Information                                                   9

 Item 6.  Exhibits and Reports on Form 8-K                                    9



                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    FNB BANKING COMPANY AND SUBSIDIARY

                         Consolidated Balance Sheet

                              March 31, 1998
                               (Unaudited)

                                 Assets
Cash and due from banks                                                     $     7,994,904
Federal funds sold                                                                9,096,451
Interest-bearing deposits with other banks                                          500,000
Investment securities held to maturity                                            8,222,504
Investment securities available for sale                                         18,732,531
Other investments                                                                   825,700
Mortgage loans held for sale                                                      1,447,855

Loans                                                                           139,836,859
Less:  Unearned interest and fees                                                  (318,080)
       Allowance for loan losses                                                 (2,102,566)
                                                                               -----------
                Loans, net                                                      137,416,213
                                                                               ------------
Premises and equipment, net                                                       7,078,969
Accrued interest receivable and other assets                                      1,455,740
                                                                               ------------
                                                                            $   192,770,867
                                                                               ============

                      Liabilities and Stockholders' Equity

Liabilities:
    Deposits:
       Noninterest-bearing                                                   $   28,743,088
       Interest-bearing                                                         137,975,165
                                                                               ------------
                Total deposits                                                  166,718,253

    FHLB advances                                                                 1,428,571
    Notes payable                                                                   569,446
    Accounts payable and accrued liabilities                                      1,609,440
                                                                               ------------
                Total liabilities                                               170,325,710
                                                                               ------------
Stockholders' equity:
    Common stock, $1 par value; authorized
       5,000,000 shares; issued and outstanding
       807,800 shares                                                               807,800
    Retained earnings                                                            20,528,082
    Accumulated other comprehensive income                                        1,109,275
                                                                               ------------
                Total stockholders' equity                                       22,445,157
                                                                               ------------
                                                                            $   192,770,867
                                                                               ============

See accompanying notes to consolidated financial statements.

                    FNB BANKING COMPANY AND SUBSIDIARY

                    Consolidated Statements of Earnings

             For the Three Months Ended March 31, 1998 and 1997
                               (Unaudited)

                                                                                       1998             1997
                                                                                       ----             ----
Interest income:
    Interest and fees on loans                                                  $    3,803,825        3,483,673
    Interest on investment securities:
       Tax-exempt                                                                       88,579          106,013
       Taxable                                                                         267,707          248,022
    Interest on federal funds sold                                                     133,191           34,577
                                                                                   -----------     ------------

         Total interest income                                                       4,293,302        3,872,285
                                                                                   -----------     ------------
Interest expense:
    Deposits                                                                         1,518,689        1,254,041
    Federal funds purchased and FHLB advances                                           23,671           76,334
    Notes payable                                                                       10,702           13,283
                                                                                   -----------     ------------

         Total interest expense                                                      1,553,062        1,343,658
                                                                                   -----------     ------------

         Net interest income                                                         2,740,240        2,528,627

Provision for loan losses                                                              143,950          135,800
                                                                                   -----------     ------------

    Net interest income after provision for loan losses                              2,596,290        2,392,827
                                                                                   -----------     ------------
Other operating income:
    Service charges on deposit accounts                                                345,095          363,359
    Fees for trust services                                                             30,000           45,000
    Securities gains (losses), net                                                       2,453          (12,171)
    Other operating income                                                             141,749          110,591
                                                                                   -----------     ------------

         Total other operating income                                                  519,297          506,779
                                                                                   -----------     ------------
Other operating expense:
    Salaries and employee benefits                                                   1,173,681        1,020,208
    Occupancy and equipment                                                            363,124          343,102
    Other operating expense                                                            543,430          522,765
                                                                                   -----------     ------------

         Total other operating expense                                               2,080,235        1,886,075
                                                                                   -----------     ------------

         Earnings before income taxes                                                1,035,352        1,013,531

Income taxes                                                                           349,359          374,800
                                                                                   -----------     ------------

         Net earnings                                                           $      685,993          638,731
                                                                                   ===========     ============
Net earnings per common share based on average outstanding
    shares of 807,800 in 1998 and 1997:                                         $          .85              .79
                                                                                   ===========     ============

See accompanying notes to consolidated financial statements.

                    FNB BANKING COMPANY AND SUBSIDIARY
             Consolidated Statements of Comprehensive Income

            For the Three Months Ended March 31, 1998 and 1997
                            (Unaudited)

                                                                                          1998             1997
                                                                                          ----             ----
Net earnings                                                                     $       685,993          638,731
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities available for sale:
       Holding gains (losses) arising during period, net of tax
         of $233,586 and $11,119                                                         381,113          (48,977)
       Reclassification adjustment for (gains) losses included
         in net earnings, net of tax of $932 and $4,625                                   (1,521)           7,546
                                                                                       ---------          -------
       Total other comprehensive income (loss)                                           379,592          (41,431)
                                                                                       ---------          -------
       Comprehensive income                                                      $     1,065,585          597,300
                                                                                       =========          =======



See accompanying notes to consolidated financial statements

                    FNB BANKING COMPANY AND SUBSIDIARY

                  Consolidated Statements of Cash Flows

            For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                                                           1998          1997
                                                                                           ----          ----
Cash flows from operating activities:
    Net earnings                                                                 $         685,993       638,731
       Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Provision for loan losses                                                      143,950       135,800
            Depreciation, amortization and accretion                                       130,195       116,653
            Loss (gain) on sales of investment securities                                   (2,453)       12,171
            Change in assets and liabilities:
               Mortgage loans held for sale                                               (797,505)      309,871
               Interest receivable                                                         113,923       107,631
               Interest payable                                                            (23,420)       24,377
               Other, net                                                                  287,474       436,536
                                                                                       -----------    ----------
                     Net cash provided by operating activities                             538,157     1,781,770
                                                                                       -----------    ----------
Cash flows from investing activities:
    Proceeds from maturities and paydowns of
       investment securities held to maturity                                            1,182,899       102,392
    Proceeds from maturities and paydowns of
       investment securities available for sale                                            468,319       129,495
    Proceeds from sales of investment securities available for sale                      1,051,333     1,089,000
    Purchases of investment securities available for sale                               (6,977,769)   (1,114,864)
    Purchases of other investments                                                            -         (196,800)
    Net change in loans                                                                    912,042    (4,694,328)
    Purchases of premises and equipment                                                   (333,463)     (380,773)
                                                                                       -----------    ----------
                     Net cash used by investing activities                              (3,696,639)   (5,065,878)
                                                                                       -----------    ----------
Cash flows from financing activities:
    Net change in deposits                                                                (999,315)    1,647,602
    Repayments of note payable                                                             (41,666)      (41,667)
    Proceeds from FHLB advances                                                               -        4,000,000
    Repayments of FHLB advances                                                               -       (2,500,000)
    Payment of cash dividend                                                              (484,680)     (484,680)
                                                                                       -----------    ----------
                     Net cash (used by) provided by financing activities                (1,525,661)    2,621,255
                                                                                       -----------    ----------
Net decrease in cash and cash equivalents                                               (4,684,143)     (662,853)

Cash and cash equivalents at beginning of period                                        21,775,498    12,461,860
                                                                                       -----------    ----------

Cash and cash equivalents at end of period                                       $      17,091,355    11,799,007
                                                                                       ===========    ==========
Supplemental cash flow information:
    Cash paid for interest                                                       $       1,576,482     1,319,281


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

(2)  Cash and Cash Equivalents
     -------------------------

     For presentation purposes in the consolidated statements, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.

(3)  Comprehensive Income
     --------------------

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to present comprehensive income in a separate consolidated statement of comprehensive income. Accumulated other comprehensive income is solely related to the net of tax effect of unrealized gains on securities available for sale.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

            For the Three Months in the Periods Ended
                     March 31, 1998 and 1997


FINANCIAL CONDITION

    Total assets at March 31, 1998 were $192,770,867, representing a $47,716 (.02%) decrease from December 31, 1997. Deposits decreased $999,315 (.60%) from December 31, 1997. Loans decreased $1,055,992 (.76%). The allowance for loan losses at March 31, 1998 totalled $2,102,566, representing 1.5% of total loans compared to December 31, 1997 total of $2,012,795 representing 1.4% of total loans. Cash and cash equivalents decreased $4,684,143 from December 31, 1997.

    The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due decreased 18.7% or $526,000 from $2,813,000 at December 31, 1997 to $2,287,000 at March 31, 1998.
The decrease is due to a partial liquidation of collateral on a $1.9 million non-accruing loan during the first three months of 1998. There were no related party loans which were considered nonperforming at March 31, 1998.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in January 1998. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

    Net interest income increased $211,613 (8.4%) in the first three months of 1998 compared to the same period for 1997. Interest income for the first three months of 1998 was $4,293,302, representing an increase of $421,017 (10.9%) over the same period in 1997. Interest expense for the first three months of 1998 increased $209,404 (15.6%) compared to the same period in 1997. The increase in interest income and interest expense during the first three months of 1998 compared to the same period in 1997 is primarily attributable to the increase in the volume of both loans and deposits.

    The provision for loan losses for the three months of 1998 increased $8,150 compared to the same period for 1997. The increase is primarily attributable to the increase in net charged off loans during the first three months of 1998 compared to the same period in 1997. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other operating expenses for the three months of 1998 increased $194,160 (10.3%) compared to the first three months in 1997. The net increase is primarily attributable to an increase in employee costs due to an increase in the number of employees necessary to handle asset growth.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL ONDITION
               AND RESULTS OF OPERATIONS, continued

            For the Three Months in the Periods Ended
                     March 31, 1998 and 1997


CAPITAL

The following tables present FNB Banking Company's regulatory capital position at March 31, 1998:

    Risk-Based Capital Ratios
    -------------------------

    Tier 1 Tangible Capital, Actual                       15.3%
    Tier 1 Tangible Capital minimum requirement            4.0%
                                                          ----

    Excess                                                11.3%
                                                          ====

    Total Capital, Actual                                 16.8%
    Total Capital minimum requirement                      8.0%
                                                          ----

    Excess                                                 8.8%
                                                          ====

   Leverage Ratio


   Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                  11.5%

   Minimum leverage requirement                            4.0%
                                                           ---

   Excess                                                  7.5%
                                                           ===

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

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibit 27 - Financial Data Schedule (for SEC use only)
          Reports on Form 8-K - None

                FNB BANKING COMPANY AND SUBSIDIARY

                            SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FNB BANKING COMPANY



                                   By: _____________________________________
                                       C.A. Knowles, President and Treasurer
                                       (Principal Executive Officer)


                                   Date:____________________________________



                                   By:______________________________________
                                      William K. Holmes
                                      Assistant Treasurer
                                      (Principal Accounting Officer)


                                   Date:____________________________________