Form 10QSB
period 1998-06-30
FNB BANKING CO
filed 1998-08-14
CIK 757262

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                           FORM 10-QSB

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended June 30, 1998
                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from ___________ to ___________

               Commission file number 2-94292

                      FNB Banking Company
                      -------------------
     (Exact name of registrant as specified in its charter)

        Georgia                                     58-1479370
        -------                                     ----------
(State of Incorporation)                (I.R.S. Employer Identification No.)

        318 South Hill Street
        Griffin, Georgia                               30224
        ----------------                               -----
(Address of principal executive offices)             (Zip Code)


                            770-227-2251
                            ------------
                         (Telephone Number)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES XX   NO
                               --      --

           Common stock, par value $1 per share: 807,800 shares outstanding as of July 25, 1998.

                       FNB BANKING COMPANY AND SUBSIDIARY

                                    INDEX

                                                                        Page No.
                                                                        --------
PART I     FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet (unaudited) at June 30, 1998           3

           Consolidated Statements of Earnings (unaudited) for the Three
             Months and the Six Months Ended June 30, 1998 and 1997          4

           Consolidated Statements of Comprehensive Income (unaudited)
             for the Three Months and the Six Months Ended June 30, 1998
             and 1997                                                        5

           Consolidated Statements of Cash Flows (unaudited) for the Six
             Months Ended June 30, 1998 and 1997                             6

           Notes to Consolidated Financial Statements (unaudited)            7

   Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                          8-9

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                                 10

   Item 2. Changes in Securities                                             10

   Item 3. Defaults Upon Senior Securities                                   10

   Item 4. Submission of Matters to a Vote of Security Holders               10

   Item 5. Other Information                                                 10

   Item 6. Exhibits and Reports on Form 8-K                                  10

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FNB BANKING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheet

                                  June 30, 1998
                                   (Unaudited)

                                      Assets
                                      ------

Cash and due from banks                                        $    7,210,565
Federal funds sold                                                  7,544,867
Interest-bearing deposits with other banks                            500,000
Investment securities held to maturity                              7,852,453
Investment securities available for sale                           20,997,637
Other investments                                                     825,700
Mortgage loans held for sale                                          503,820

Loans                                                             143,267,931
Less:  Unearned income                                               (368,148)
       Allowance for loan losses                                   (1,542,088)
                                                               --------------
               Loans, net                                         141,357,695

Premises and equipment, net                                         7,673,120
Other assets                                                        1,708,734
                                                               --------------

                                                               $  196,174,591
                                                               ==============

                        Liabilities and Stockholders' Equity
                        ------------------------------------

Liabilities:
    Deposits:
      Noninterest-bearing                                      $   29,246,592
      Interest-bearing                                            140,754,454
                                                               --------------

               Total deposits                                     170,001,046

    FHLB advances                                                   1,285,714
    Notes payable                                                     527,779
    Other liabilities                                               1,767,744
                                                               --------------

               Total liabilities                                  173,582,283
                                                               --------------
Stockholders' equity:
    Common stock, $1 par value; authorized
      5,000,000 shares; issued and outstanding
      807,800 shares                                                  807,800
    Retained earnings                                              20,724,176
    Accumulated other comprehensive income                          1,060,332
                                                               --------------

                Total stockholders' equity                         22,592,308
                                                               --------------

                                                               $  196,174,591

                                                               ==============

See accompanying notes to consolidated financial statements.

                      FNB BANKING COMPANY AND SUBSIDIARY

                     Consolidated Statements of Earnings
      For the Three Months and the Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                               Three Months                   Six Months
                                                                   Ended                         Ended
                                                               1998         1997            1998         1997
                                                               ----         ----            ----         ----
Interest income:
   Loans                                                   $ 3,850,286     3,701,730      7,654,111    7,185,403
   Investment securities:
      Tax exempt                                                88,793       106,178        177,372      212,191
      Taxable                                                  328,170       264,096        595,877      512,118
   Federal funds sold                                          119,144        28,191        252,335       62,768
                                                             ---------     ---------      ---------    ---------
        Total interest income                                4,386,393     4,100,195      8,679,695    7,972,480
                                                             ---------     ---------      ---------    ---------

Interest expense:
   Deposits                                                  1,570,288     1,309,683      3,088,977    2,563,724
   Federal funds purchased and FHLB advances                    23,172        74,631         46,843      150,965
   Notes payable                                                10,168        13,871         20,870       27,154
                                                             ---------     ---------      ---------    ---------
        Total interest expense                               1,603,628     1,398,185      3,156,690    2,741,843
                                                             ---------     ---------      ---------    ---------

        Net interest income                                  2,782,765     2,702,010      5,523,005    5,230,637
Provision for loan losses                                      129,625       161,650        273,575      297,450
                                                             ---------     ---------      ---------    ---------
Net interest income after provision for loan losses          2,653,140     2,540,360      5,249,430    4,933,187
                                                             ---------     ---------      ---------    ---------

Other operating income:
   Service charges on deposit accounts                         365,542       398,343        710,637      761,702
   Fees for trust services                                      30,000        45,000         60,000       90,000
   Securities losses, net                                         -           (1,250)         2,453      (13,421)
   Other operating income                                      167,017       152,601        308,766      263,192
                                                             ---------     ---------      ---------    ---------
        Total other operating income                           562,559       594,694      1,081,856    1,101,473
                                                             ---------     ---------      ---------    ---------

Other operating expense:
   Salaries and other personnel expense                      1,207,194     1,131,125      2,380,875    2,151,333
   Net occupancy and equipment expense                         346,940       330,131        710,064      673,233
   Other operating expense                                     629,903       488,542      1,173,333    1,011,307
                                                             ---------     ---------      ---------    ---------
        Total other operating expense                        2,184,037     1,949,798      4,264,272    3,835,873
                                                             ---------     ---------      ---------    ---------

        Earnings before income taxes                         1,031,662     1,185,256      2,067,014    2,198,787

Income taxes                                                   350,888       430,100        700,247      804,900
                                                             ---------     ---------      ---------    ---------

        Net earnings                                       $   680,774       755,156      1,366,767    1,393,887
                                                             =========     =========      =========    =========

Earnings per common share based on average outstanding
   shares of 807,800 in 1998 and 1997:
      Net earnings per share                               $       .84           .93           1.69         1.73
                                                                   ===           ===           ====         ====

      Dividends declared per common share                  $       .60          .50             .60          .50
                                                                   ===          ===             ===          ===


See accompanying notes to consolidated financial statements.

                         FNB BANKING COMPANY AND SUBSIDIARY

                  Consolidated Statements of Comprehensive Income
          For the Three Months and the Six Months Ended June 30, 1998 and 1997
                                      (Unaudited)

                                                                          Three Months               Six Months
                                                                              Ended                     Ended
                                                                      1998           1997          1998       1997
                                                                      ----           ----          ----       -----
Net earnings                                                     $    680,774       755,156     1,366,767   1,393,887
Other comprehensive income, net of tax:
     Unrealized gains on securities available for sale:
       Holding gains (loss) arising during period, net of tax
         of $29,997, $34,962, $203,588 and $4,944                     (48,943)       57,044       332,170       8,067
       Reclassification adjustment for (gains) losses included
         in net earnings, net of tax of $475, $932 and $5,100            -              775        (1,521)      8,321
                                                                      -------       -------     ---------   ---------
       Total other comprehensive income (loss)                        (48,943)       57,819       330,649      16,388
                                                                      -------       -------     ---------   ---------
       Comprehensive income                                      $    631,831       812,975     1,697,416   1,410,275
                                                                      =======       =======     =========   =========

See accompanying notes to consolidated financial statements.

                         FNB BANKING COMPANY AND SUBSIDIARY

                       Consolidated Statements of Cash Flows

                   For the Six Months Ended June 30, 1998 and 1997
                                     (Unaudited)

                                                                                Six Months Ended June 30,
                                                                             1998                       1997
                                                                             ----                       ----
Cash flows from operating activities:
   Net earnings                                                        $   1,366,767                  1,393,887
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Provision for loan losses                                         273,575                    297,450
           Gain on sale of repossessed collateral                               -                       (15,925)
           Depreciation, amortization and accretion                          233,340                    249,371
           (Gains) losses on sales of investment securities                   (2,453)                    13,421
           Change in assets and liabilities:
              Interest receivable                                            (95,468)                    17,477
              Interest payable                                               (34,122)                    37,059
              Other, net                                                      58,626                     70,646
              Mortgage loans held for sale                                   146,530                    325,802
                                                                           ---------                  ---------

                    Net cash provided by operating activities              1,946,795                  2,389,188
                                                                           ---------                  ---------
Cash flows from investing activities:
   Proceeds from maturities and paydowns of
      investment securities held to maturity                               1,553,466                    224,115
   Proceeds from maturities and paydowns of
      investment securities available for sale                             1,155,685                    365,880
   Proceeds from sales of investment securities available for sale         1,051,333                  3,087,750
   Purchases of investment securities available for sale                 (10,020,581)                (2,882,871)
   Net change in loans                                                    (3,282,974)               (10,052,127)
   Purchases of other investments                                               -                      (196,800)
   Purchases of premises and equipment                                    (1,019,875)                  (531,587)
   Proceeds from sale of repossessed collateral                               23,477                     53,363
                                                                         -----------                 ----------

                    Net cash used by investing activities                (10,539,469)                (9,932,277)
                                                                         -----------                 ----------

Cash flows from financing activities:
   Net change in deposits                                                  2,283,478                  4,150,128
   Net change in federal funds purchased                                        -                     1,650,000
   Proceeds from FHLB Advances                                                  -                     8,000,000
   Repayments of long-term debt                                              (83,333)                   (83,333)
   Repayments of FHLB Advances                                              (142,857)                (6,642,857)
   Dividends paid                                                           (484,680)                  (484,680)
                                                                         -----------                 ----------

                    Net cash provided by financing activities              1,572,608                  6,589,258
                                                                         -----------                 ----------

Net decrease in cash and cash equivalents                                 (7,020,066)                  (953,831)

Cash and cash equivalents at beginning of period                          21,775,498                 12,461,860
                                                                         -----------                 ----------

Cash and cash equivalents at end of period                             $  14,755,432                 11,508,029
                                                                         ===========                 ==========
Supplemental cash flow information:
    Cash paid for income taxes                                         $     689,500                    700,000
    Cash paid for interest                                             $   3,190,812                  2,704,784



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

Item 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

                        For the Six Months in the Periods Ended
                                 June 30, 1998 and 1997


FINANCIAL CONDITION

    Total assets at June 30, 1998 were $196,174,591 representing a $3,356,008 (1.7%) increase from December 31, 1997. Deposits increased $2,283,478 (1.4%) from December 31, 1997. Loans increased $2,479,326 (1.8%).
The allowance for loan losses at June 30, 1998 totaled $1,542,088, representing 1.1% of total loans compared to December 31, 1997 total of $2,012,795 representing 1.4% of total loans. Cash and cash equivalents decreased $7,020,066 from December 31, 1997.

     The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due decreased 36.7% or $1,031,000 from $2,813,000at December 31, 1997 to $1,782,000 at June 30, 1998. The decrease is due to a partial liquidation of collateral on a $1.9 million non-accruing loan during the first three months of 1998 and a related chargeoff of approximately $600,000 in the three months ended June 30, 1998. There were no related party loans which were considered nonperforming at June 30, 1998.

     The Company's subsidiary bank was most recently examined by its primary regulatory authority in January 1998. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

     Net interest income increased $292,368 (5.6%) in the first six months of 1998 compared to the same period for 1997. Interest income for the first six months of 1998 was $8,679,695, representing an increase of $707,215 (8.9%) over the same period in 1997. Interest expense for the first six months of 1998 increased $414,847 (15.1%) compared to the same period in 1997. The increase in interest income and interest expense during the first six months of 1998 compared to the same period in 1997 is primarily attributable to the increase in the volume of both loans and deposits.

     The provision for loan losses for the six months of 1998 decreased $23,875 compared to the same period for 1997. The decrease is primarily attributable to the decline in the rate of loan growth during the six months ended June 30, 1998 compared to the same period for 1997 and due to the significant loan that was classified as nonaccrual during 1997. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

     Other operating expenses for the six months of 1998 increased $428,399 (11.2 %) compared to the first six months in 1997. The net increase is primarily attributable to an increase in employee costs of approximately $230,000 due to an increase in the number of employees necessary to handle asset growth, an increase of $62,000 in equipment and software maintenance and security costs associated with a new branch in Henry County, Georgia and a special contribution to Habitat for Humanity of $40,000.

Item 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS, continued

                          For the Six Months in the Periods Ended
                                  June 30, 1998 and 1997


CAPITAL

The following tables present FNB Banking Company's regulatory capital position at June 30, 1998:

     Risk-Based Capital Ratios
     -------------------------

     Tier 1 Tangible Capital, Actual                                 15.0%
     Tier 1 Tangible Capital minimum requirement                      4.0%
                                                                    -----

     Excess                                                          11.0%
                                                                    =====

     Total Capital, Actual                                           16.1%
     Total Capital minimum requirement                                8.0%
                                                                    -----

     Excess                                                           8.1%

     Leverage Ratio
     --------------

     Tier 1 Tangible Capital to adjusted total assets
       ("Leverage Ratio")                                            11.4%

     Minimum leverage requirement                                     4.0%
                                                                    -----

     Excess                                                           7.4%
                                                                    =====


YEAR 2000 PREPAREDNESS

     The use of computer software that relies on a two digit number to define the applicable year may cause processing problems for computer controlled systems when the year 2000 arrives. Malfunction could occur at several other noted dates as well, such as September 9, 1999. In view of the potential adverse impact of the Year 2000 problem on the Company and its subsidiary bank, its customers and its ability to continue to operate as a business, careful planning must be undertaken to ensure minimal disruption. The Company has established a centralized function to implement a process to this end.

     The Company's subsidiary, FNB Griffin, performs most of its data processing in-house using purchased banking software and hardware for its main applications, such as loans and deposits. Included in these in-house operations are a teller processing system, a check sorter system, a check imaging system, and a trust processing system. Besides its main applications, the bank has a number of ancillary systems connected to various vendors to process specific work, such as ATMs, credit cards, accounts receivable and accounts payable, mortgage loans, payroll and the like. In addition, the Bank uses several non-information systems that are vital to its operation. These include vault and alarm systems, communications, postal services, utilities and such.

     The Bank is also aware of the potential exposure it has to its viability as a business based on the year 2000 preparedness of third parties such as its customers and correspondent banking relationships including the Federal Reserve Bank.

     The Bank is under the authority of the Office of the Comptroller of the Currency (the OCC) who together with other bank regulatory agencies have released an Interagency Statement under which guidance the Bank is managing the Year 2000 Project. This Statement describes five phases: Awareness, Assessment, Renovation, Validation and Implementation.

    The Awareness Stage is completed. The Bank has defined the problem, gained executive support to allocate the resources required, established a Y2K team and developed a strategy for dealing with all systems both in-house and outsourced.

     The Assessment stage is completed. All hardware, software, networks, processing platforms, customer and vendor relationships and environmental systems have been assessed for their level of Year 2000 readiness.

    The Renovation stage has begun. Each system needing an upgrade has been scheduled, and all will be completed by December 31, 1998. Updates of the main banking software have been completed, and upgrade and testing schedules are in place for other providers including the Federal Reserve Bank.

     Both the Validation and the Implementation stages are in progress. Some systems are already tested and certified Year 2000 compliant. Testing for most other systems is already scheduled, and those not yet on the calendar will be scheduled prior to December 31, 1998.

     To date, the Bank has spent more than $335,000 on upgrading hardware and software. It anticipates spending another $150,000 to $200,000 on further upgrades and testing, including costs for outside programmers. Soft costs, including employee time and other resources are estimated to reach $100,000.

     The Bank believes that its systems will be ready well ahead of the year 2000. Testing is expected to bear this out. The most likely worst case scenario will have to do with events outside our control such as loan customers who have done inadequate testing for themselves, or who rely on vendors critical to their operation who have not adequately prepared. If these businesses fail the Bank must rely on the underlying assets it has as security to repay the loans. The loan review process which documents the Bank's exposure on all large loans is taking into account its customer's year 2000 preparedness in assessing the adequacy of the allowance for loan losses.

     The OCC has reviewed the Bank's Year 2000 preparedness, and will continue to monitor our progress in light of the Interagency Statement mentioned above. Failure to comply with these and other regulatory directives could subject the Bank to formal enforcement actions including orders to cease and desist from unsafe and unsound banking practices.

     The Bank has agreements with backup sites operating parallel systems whose Y2K preparedness is independent of the Bank's. These backup sites are certifying to the Bank their own state of readiness, testing, etc. The backup sites are tested on a regular schedule and are expected to be Year 2000 compliant.

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

           (a) FNB Banking Company's annual meeting of stockholders was held on April 8, 1998

           (b) The following is a summary of matters submitted to a vote of security holders:

                 1. The election * of the following directors to serve the current year term:

                           C.A. Knowles
                           James A. Mankin
                           Ernest F. Carlisle, III
                           John T. Newton, Jr.
                           David G. Newton
                           J. Henry Cheatham, III
                           Gilliam Cheatham

                 A tabulation of votes concerning the above issues is as
                 follows:
                                                                  Director
                                                                  Election
                                                                  --------


                 Shares voted by proxy in favor                    683,892
                 Shares voted in person in favor                    32,476
                 Shares voted in person against                       -
                 Shares abstained from voting                          796
                                                                   -------

                 Total shares represented                          717,164
                                                                   =======

                 Total shares outstanding                          807,800
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

           There were no reports on Form 8-K.

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


                                 Date: August 13, 1998





                                  By: /s/ William K. Holmes
                                      William K. Holmes
                                      Assistant Treasurer
                                      (Principal Accounting Officer)


                                  Date: August 13, 1998