Form 10QSB
period 1998-09-30
FNB BANKING CO
filed 1998-11-16
CIK 757262

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1998

                                  OR

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from  ______  to ______

                    Commission file number 2-94292

                          FNB Banking Company
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Georgia                                  58-1479370
------------------------         ------------------------------------
(State of Incorporation)         (I.R.S. Employer Identification No.)

318 South Hill Street
  Griffin, Georgia                                    30224
---------------------------------------             ----------
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

                              YES XX   NO

        Common stock, par value $1 per share:   807,800 shares
                  outstanding as of November 3, 1998
                  FNB BANKING COMPANY AND SUBSIDIARY

                                 INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I            FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheet (unaudited) at September 30, 1998                              3

                  Consolidated Statements of Earnings (unaudited) for the Three
                    Months and the Nine Months Ended September 30, 1998 and 1997                            4

                  Consolidated Statements of Comprehensive Income (unaudited) for the
                     Three Months and the Nine Months Ended September 30, 1998 and 1997                     5

                  Consolidated Statements of Cash Flows (unaudited) for the Nine
                    Months Ended September 30, 1998 and 1997                                                6-7

                  Notes to Consolidated Financial Statements (unaudited)                                    8

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                   9-13

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                         14

     Item 2.      Changes in Securities                                                                     14

     Item 3.      Defaults Upon Senior Securities                                                           14

     Item 4.      Submission of Matters to a Vote of Security Holders                                       14

     Item 5.      Other Information                                                                         14

     Item 6.      Exhibits and Reports on Form 8-K                                                          14

                                             PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           FNB BANKING COMPANY AND SUBSIDIARY
                                               Consolidated Balance Sheet

                                                    September 30, 1998
                                                       (Unaudited)

                                                          Assets
                                                          ------
 Cash and due from banks                                                                             $     7,253,078
 Federal funds sold                                                                                        2,587,174
 Interest-bearing deposits with other banks                                                                2,500,000
 Investment securities held to maturity                                                                    7,536,858
 Investment securities available for sale                                                                 20,400,939
 Other investments                                                                                           825,700
 Mortgage loans held for sale                                                                                674,571
 Loans                                                                                                   145,665,131
 Less:  Unearned income                                                                                    (373,043)
        Allowance for loan losses                                                                        (1,655,907)
                                                                                                      --------------
               Loans, net                                                                                143,636,181
 Premises and equipment, net                                                                               7,832,276
 Other assets                                                                                              1,482,085
                                                                                                      --------------
                                                                                                     $   194,728,862
                                                                                                      ==============
                                        Liabilities and Stockholders' Equity
                                        ------------------------------------
 Liabilities:
   Deposits:
         Noninterest-bearing                                                                         $    27,480,146
         Interest-bearing                                                                                141,014,387
                                                                                                      --------------
               Total deposits                                                                            168,494,533
   FHLB advances                                                                                           1,285,714
   Notes payable                                                                                             486,112
   Other liabilities                                                                                       1,235,814
                                                                                                      --------------
               Total liabilities                                                                         171,502,173
                                                                                                      --------------
 Stockholders' equity:
     Common stock, $1 par value; authorized 5,000,000 shares;
         issued and outstanding 807,800 shares                                                               807,800
     Retained earnings                                                                                    21,524,595
     Accumulated other comprehensive income                                                                  894,294
                                                                                                      --------------
               Total stockholders' equity                                                                 23,226,689
                                                                                                      --------------
                                                                                                     $   194,728,862
                                                                                                      ==============

See accompanying notes to consolidated financial statements.

                                                       FNB BANKING COMPANY AND SUBSIDIARY

                                                       Consolidated Statements of Earnings

                                   For the Three Months and the Nine Months Ended September 30, 1998 and 1997
                                                                   (Unaudited)

                                                                   Three Months Ended          Nine Months Ended
                                                                   1998          1997          1998          1997
                                                                   ----          ----          ----          ----
 Interest income:
    Loans                                                   $    4,000,318     3,865,061    11,654,429    11,050,464
    Investment securities:
      Tax exempt                                                    90,912        93,713       268,284       305,904
      Taxable                                                      377,663       265,947       973,540       778,065
    Federal funds                                                   29,779        36,768       282,114        99,536
                                                                 ---------     ---------    ----------    ----------
           Total interest income                                 4,498,672     4,261,489    13,178,367    12,233,969
                                                                 ---------     ---------    ----------    ----------
 Interest expense:
    Deposits                                                     1,585,666     1,417,307     4,674,643     3,981,031
    Federal funds purchased and FHLB advances                       24,683        88,456        71,526       239,421
    Notes payable                                                    9,403        12,832        30,273        39,986
                                                                 ---------     ---------    ----------    ----------
           Total interest expense                                1,619,752     1,518,595     4,776,442     4,260,438
                                                                 ---------     ---------    ----------    ----------

           Net interest income                                   2,878,920     2,742,894     8,401,925     7,973,531

 Provision for loan losses                                         124,400       154,600       397,975       452,050
                                                                 ---------     ---------    ----------    ----------
 Net interest income after provision for loan losses             2,754,520     2,588,294     8,003,950     7,521,481
                                                                 ---------     ---------    ----------    ----------
 Other income:
    Service charges on deposit accounts                            386,002       398,246     1,096,639     1,159,948
    Fees for trust services                                         30,000        45,000        90,000       135,000
    Net gain (loss) on securities transactions                      (6,778)          179        (4,325)      (13,242)
    Other operating income                                         210,150       151,637       518,916       414,829
                                                                 ---------     ---------    ----------    ----------
           Total other income                                      619,374       595,062     1,701,230     1,696,535
                                                                 ---------     ---------    ----------    ----------
 Other expense:
    Salaries and other personnel expense                         1,219,832     1,196,129     3,600,707     3,347,462
    Net occupancy and equipment expense                            388,701       336,707     1,098,765     1,009,940
    Other operating expense                                        544,853       528,896     1,718,186     1,540,203
                                                                 ---------     ---------    ----------    ----------
           Total other expense                                   2,153,386     2,061,732     6,417,658     5,897,605
                                                                 ---------     ---------    ----------    ----------

 Earnings before income taxes                                    1,220,508     1,121,624     3,287,522     3,320,411

 Income taxes                                                      420,089       412,609     1,120,336     1,217,509
                                                                 ---------     ---------    ----------    ----------
           Net earnings                                     $      800,419       709,015     2,167,186     2,102,902
                                                                 =========     =========    ==========    ==========
 Earnings per common share based on average
 outstanding shares of 807,800 in 1998 and 1997:
 Net earnings per share                                     $         0.99        0.88            2.68          2.60
                                                                 =========     =========    ==========    ==========

 Dividends per share                                        $          -         -                0.60        0.50
                                                                 =========     =========    ==========    ==========



See accompanying notes to consolidated financial statements.


                                                       FNB BANKING COMPANY AND SUBSIDIARY
                                                 Consolidated Statements of Comprehensive Income

                                   For the Three Months and the Nine Months Ended September 30, 1998 and 1997
                                                                   (Unaudited)


                                                                          Three Months               Nine Months
                                                                             Ended                      Ended
                                                                       1998         1997          1998       1997
                                                                       ----         ----          ----       ----
Net earnings                                                     $   800,419      709,015     2,167,186   2,102,902
Other comprehensive income, net of tax:

    Unrealized gains on securities available for sale:
       Holding gains (loss) arising during period, net of tax
         of $101,766, $320,658, $101,891and $328,701                (170,240)     617,818       161,929     626,695
       Reclassification adjustment for (gains) losses included
         in net earnings, net of tax of $2,576, $68, $1,643
         and $5,032                                                    4,202         (111)        2,682       8,210
                                                                  ----------    ---------     ---------   ---------
    Total other comprehensive income (loss)                         (166,038)     617,707       164,611     634,905
                                                                  ----------    --------      ---------   ---------
    Comprehensive income                                         $   634,381    1,326,722     2,331,797   2,737,807
                                                                  ==========    =========     =========   =========

See accompanying notes to consolidated financial statements.

                                                       FNB BANKING COMPANY AND SUBSIDIARY
                                                      Consolidated Statements of Cash Flows

                                              For the Nine Months Ended September 30, 1998 and 1997
                                                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                             1998            1997
                                                                                             ----            ----
 Cash flows from operating activities:
 Net earnings                                                                     $       2,167,186        2,102,902
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
            Provision for loan losses                                                       397,975          452,050
            Writedowns and losses on sales of repossessed collateral                              -              193
            Depreciation, amortization and accretion                                        376,565          368,773
            Loss on securities transactions                                                   4,325           13,242
            Gain on sale of repossessed collateral                                                -          (15,925)
            Change in assets and liabilities:
                Interest receivable                                                          25,373           80,710
                Interest payable                                                             (4,934)          71,581
                Other, net                                                                  189,761          180,296
                Mortgage loans held for sale                                                (24,221)         128,207
                                                                                        -----------      -----------
                     Net cash provided by operating activities                            3,132,030        3,382,029
                                                                                        -----------      -----------
 Cash flows from investing activities:
    Proceeds from maturities and paydowns of
       investment securities held to maturity                                             1,869,470        2,449,183
    Proceeds from maturities and paydowns
       of investment securities available for sale                                        2,589,300          538,928
    Proceeds from sales of investment securities available for sale                       1,942,216        3,087,750
    Purchases of investment securities available for sale                               (12,024,800)      (4,751,473)
    Purchases of other investments                                                                -         (196,800)
    Change in loans                                                                      (5,685,860)     (14,809,642)
    Purchases of premises and equipment                                                  (1,320,827)        (959,222)
    Change in interest-bearing deposits with other banks                                 (2,000,000)        (500,000)
    Proceeds from sales of repossessed collateral                                            23,477           59,170
                                                                                        -----------      -----------
                     Net cash used by investing activities                             (14,607,024)     (15,082,106)
                                                                                        -----------      -----------
 Cash flows from financing activities:
    Net change in deposits                                                                  776,965       10,093,598
    Proceeds from FHLB advances                                                                   -        8,000,000
    Repayments of long-term debt                                                           (125,000)        (125,000)
    Repayments of FHLB advances                                                            (142,857)      (6,642,857)
    Dividends paid                                                                         (969,360)        (888,580)
                                                                                        -----------      -----------
                     Net cash provided (used) by financing activities                     (460,252)      10,437,161
                                                                                        -----------      -----------
 Net decrease in cash and cash equivalents                                              (11,935,246)      (1,262,916)

 Cash and cash equivalents at beginning of the period                                    21,775,498       12,461,860
                                                                                        -----------     ------------
 Cash and cash equivalents at end of period                                       $       9,840,252       11,198,944
                                                                                        ===========     ============

                                                FNB BANKING COMPANY AND SUBSIDIARY
                                         Consolidated Statements of Cash Flows, continued

                                       For the Nine Months Ended September 30, 1998 and 1997
                                                            (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                              1998        1997
                                                                                              ----        ----
 Supplemental cash flow information:
 Cash paid for income taxes                                                              $    983,000   1,195,000
 Cash paid for interest                                                                  $  4,781,376   4,188,856


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

Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

               For the Nine Months in the Periods Ended
                      September 30, 1998 and 1997

FINANCIAL CONDITION

    Total assets at September 30, 1998 were $194,728,862 representing a $1,910,279 (1.0%) increase from December 31, 1997. Deposits increased $776,965 (0.5%) from December 31, 1997. Loans increased $4,876,526 (3.5%). The allowance for loan losses at September 30, 1998 totaled $1,655,907, representing 1.1% of total loans compared to December 31, 1997 totals of $2,012,795 representing 1.4% of total loans. Cash and cash equivalents decreased $11,935,246 from December 31, 1997.

    The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due decreased 43.6% or $1,226,000 from $2,813,000 at December 31, 1997 to $1,587,000 at September 30, 1998. The decrease is due to a partial liquidation of collateral on a $1.9 million non-accruing loan during the first three months of 1998 and a related charge off of approximately $600,000 during the second fiscal quarter of 1998. There were no related party loans that were considered nonperforming at September 30, 1998.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in January 1998. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

    Net interest income increased $428,394 (5.4 %) in the first nine months of 1998 compared to the same period for 1997. Interest income for the first nine months of 1998 was $13,178,367, representing an increase of $944,398 (7.7%) over the same period in 1997. Interest expense for the first nine months of 1998 increased $516,004 (12.1%) compared to the same period in 1997. The increase in interest income and interest expense during the first nine months of 1998 compared to the same period in 1997 is primarily attributable to the increase in the average volume of both loans and deposits.

    The provision for loan losses for the first nine months of 1998 decreased $54,075 compared to the same period for 1997. The decrease is primarily attributable to the decline in the rate of loan growth during the nine months ended September 30, 1998 compared to the same period for 1997 and due to the significant loan that was classified as non accrual during 1997. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other operating expenses for the nine months of 1998 increased $520,053 (8.8%) compared the first nine months in 1997. The net increase is primarily attributable to an increase in employee costs of approximately $255,000 due to an increase in the number of employees

Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS, continued

               For the Nine Months in the Periods Ended
                      September 30, 1998 and 1997

necessary to handle asset growth, an increase of $76,000 in equipment and software maintenance and security costs associated with a new branch in Henry County, Georgia and a special contribution to Habitat for Humanity of $40,000.

FORWARD-LOOKING STATEMENTS

   This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company's credit customers; material unforeseen complications related to the Year 2000 issues for the Company, its suppliers, customers and governmental agencies, all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

    The Company's subsidiary, FNB Griffin, performs most of its data processing in-house, using purchased banking software and hardware for its main applications, such as loans and deposits. Included in these in-house operations are a teller processing system, a check sorter system, a check imaging system, and a trust processing system.
Besides its main applications, the bank has a number of ancillary systems connected to various vendors to process specific work, such as ATMs, credit cards, accounts receivable and accounts payable, mortgage loans, payroll and the like. In addition, the Bank uses several non-information systems that are vital to its operation. These include vault and alarm systems, communications, postal services, utilities and such.

Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS, continued

               For the Nine Months in the Periods Ended
                      September 30, 1998 and 1997


Year 2000 Preparedness, continued

    The Bank is also aware of the potential exposure it has to its viability as a business based on the year 2000 preparedness of third parties such as its customers and correspondent banking relationships including the Federal Reserve Bank.

    The Bank is regulated by the Office of the Comptroller of the Currency (the OCC) who together with other bank regulatory agencies have released an Interagency Statement under which guidance the Bank is managing the Year 2000 Project. This Statement describes five phases: Awareness, Assessment, Renovation, Validation and Implementation.

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

     The Bank has required that its vendors provide it with written assurances of their year 2000 preparedness. Certifications of testing results are on file for the major vendors.

     The Bank has identified individual customers who may have year 2000 preparedness issues that could affect the Bank. The Bank has been actively working with these customers to help them resolve their issues. This portion of the Bank's plan is complate.

    To date, the Bank has spent more than $335,000 on upgrading hardware and software. It anticipates spending another $150,000 to $200,000 on further upgrades and testing, including costs for outside programmers. Soft costs, including employee time and other resources are estimated to reach $150,000.

    The Bank believes that its systems will be ready well ahead of the year 2000. Testing is expected to bear this out. The most likely worst case scenario will have to do with events outside the Bank's control such as loan customers who have done inadequate testing for

Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS, continued

               For the Nine Months in the Periods Ended
                      September 30, 1998 and 1997


Year 2000 Preparedness, continued

themselves, or who rely on vendors critical to their operation who have not adequately prepared. If these businesses fail the Bank must rely on the underlying assets it has as security to repay the loans. The loan review process which documents the Bank's exposure on all large loans is taking into account its customer's year 2000 preparedness in assessing the adequacy of the allowance for loan losses.

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

Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS, continued

               For the Nine Months in the Periods Ended
                      September 30, 1998 and 1997


Capital

The following tables present FNB Banking Company's regulatory capital position at September 30, 1998:

   Risk-Based Capital Ratios
   -------------------------

   Tier 1 Tangible Capital, Actual                        14.8%
   Tier 1 Tangible Capital minimum requirement             4.0%
                                                          ----

   Excess                                                 10.8%
                                                          ====

   Total Capital, Actual                                  15.9%
   Total Capital minimum requirement                       8.0%
                                                          ----

   Excess                                                  7.9%
                                                          ----

   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                  11.2%
   Minimum leverage requirement                            4.0%
                                                          ----

   Excess                                                  7.2%
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

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              Exhibit 27 - Financial Data Schedule (for SEC use only)

          (b) Reports of Form 8-K.

              None

                  FNB BANKING COMPANY AND SUBSIDIARY
                              SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FNB BANKING COMPANY



                                     By: /s/ C.A. Knowles
                                        -------------------------------------
                                        C.A. Knowles, President and Treasurer
                                        (Principal Executive Officer)


                                     Date: November 13, 1998
                                          -----------------------------------



                                     By:  /s/ William K. Holmes
                                        -------------------------------------
                                        William K. Holmes
                                        Assistant Treasurer
                                        (Principal Accounting Officer)


                                     Date:   November 13, 1998
                                          ----------------------------------