Form 10KSB
period 1998-12-31
FNB BANKING CO
filed 1999-03-31
CIK 757262

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

    X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1998

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 2-94292


                             FNB Banking Company
      -----------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)

          Georgia                                        58-1479370
        ----------------------------------------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or organization)             Identification Number)

      318 South Hill Street, P.O. Drawer F, Griffin, Georgia       30224
    ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

                  Issuer's telephone number:  (770) 227-2251

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not Applicable. Registrant is not required to be registered under the Securities Exchange
Act of 1934.   /  /

State the Issuer's revenue for its most recent fiscal year:  $20,086,967.

State the aggregate market value of the voting stock held by non-affiliates: as of March 22, 1999, 807,800 shares of common stock, $1.00 par value (the "Common Stock"), with an aggregate value of $21,271,800 (based upon approximate market value of $40.00/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: As of March 22, 1999, there were 807,800 shares outstanding of the Registrant's Common Stock.

                                         INDEX

                                                                            PAGE

    PART I     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

    Item 1.   DESCRIPTION OF BUSINESS.   . . . . . . . . . . . . . . . . . .  1
    Item 2.   DESCRIPTION OF PROPERTY  . . . . . . . . . . . . . . . . . . .  8
    Item 3.   LEGAL PROCEEDINGS    . . . . . . . . . . . . . . . . . . . . .  9
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . .  9

    PART II    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

    Item 5.   MARKET FOR COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . . .  9
    Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
              PLAN OF OPERATION  . . . . . . . . . . . . . . . . . . . . . . 10
    Item 7.   FINANCIAL STATEMENTS   . . . . . . . . . . . . . . . . . . . . 23
    Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . 23

    PART III   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

    Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(a) OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . . . 24
    Item 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . 25
    Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . 25
    Item 12.  CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS . . . . . . . . . . . . .   . . . . . . . . . . . 27
    Item 13.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 27

                                    PART I

                      ITEM 1.  DESCRIPTION OF BUSINESS

THE REGISTRANT

     FNB Banking Company, a Georgia corporation, (the "Company" or "FNB") was organized on July 13, 1982. Effective on March 1, 1983, FNB Banking Company acquired all of the 200,000 issued and outstanding shares of Common Stock of First National Bank of Griffin (the "Bank"). As a result of this transaction, the former shareholders of the Bank became the shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company.

     Certain statements included or incorporated by reference in this Form 10-KSB are forward-looking (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements may relate to the Company or the Bank's operations, performance, and financial condition. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of the Company and the Bank. Actual results may differ materially from those expressed or implied by such forward-looking statements.

     The Company operates a full-service commercial banking business based in Griffin, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers and individual retirement accounts. The Company also finances commercial transactions, makes secured and unsecured loans, and provides other financial services to its customers. The Company performs corporate, pension and personal trust services through the Bank. Through its subsidiary, Griffin Loans, Inc., a consumer finance company, the Bank engages in the business of small making loans to individuals under the trade name "First Credit."

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

DEPOSITS

     The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1998 the Bank's deposit base, totaling approximately $175 million, consisted of approximately $29 million in non-interest bearing demand deposits (17% of total deposits), approximately $39 million in interest bearing demand deposits (including money market accounts) (22% of total deposits), approximately $17 million in savings deposits (10% of total deposits), approximately $60 million in time deposits in amounts less than $100,000 (34% of total deposits), and approximately $30 million in time deposits of $100,000 or more (17% of total deposits). Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

LOANS

     The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1998, consumer, real estate (including mortgage and construction loans) and commercial loans represented approximately 20%, 33%, and 47%, respectively, of the Bank's total loan portfolio. On October 13, 1994, the Bank purchased the assets of Griffin Loans, Inc., a consumer finance company, and on January 17, 1996, Griffin Loans, Inc. purchased substantially all of the assets of another consumer finance company, Zebulon Finance Corporation. Most loans made by the finance company are for less than $1,000, but Griffin Loans, Inc. also makes real estate loans for larger amounts.

LENDING POLICY

     The current lending strategy of the Bank is to make loans only to persons who reside, work or own property in its primary trade area which consists of Spalding and Henry County, Georgia. On February 25, 1997, the Bank opened a branch in Henry County and began to serve that market. Unsecured loans normally are made only to persons who maintain depository relationships with the Bank. Secured loans are made to persons who are well established and have net worth, collateral and cash flow to support the loan. Real estate loans are normally made when such loans are secured by real property located in the Bank's primary trade area.

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

     Making loans to businesses to fund working capital is a traditional function of commercial banks. Such loans are expected to be repaid out of the cash flow of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise. It is the Bank's policy to secure these loans with collateral. Many of the Bank's commercial loans are secured by real estate collateral because such collateral is superior to other types of collateral available to small businesses. Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks. Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and subject to wide fluctuation depending upon economic conditions.

     On March 19, 1993, inter-agency guidelines adopted by federal bank regulators, including the Office of the Comptroller of the Currency (the "OCC"), went into effect and mandated that financial institutions establish real estate lending policies and establish certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans as set forth below. However, the Bank may make exceptions to the minimum standards, which exceptions must be accounted for and tracked.

                                                Loan-to-
                                               Value Limit
     Loan category                              (percent)
     -------------                             -----------

     Raw land                                       65
     Land development                               75
     Construction:
     Commercial, multifamily <F1> and
        other nonresidential                        80
     1- to 4-family residential                     85
     Improved Property                              85
     Owner-occupied 1- to 4-family and
     home equity                                   <F2>
_______________________
[FN]
<F1> Multifamily construction includes condominiums and cooperatives.
<F2> A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1-to 4-family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

LOAN REVIEW AND NON-PERFORMING ASSETS

     The loan review officer of the Company reviews the Bank's loan portfolio to determine deficiencies and corrective action to be taken. The results of the reviews by the loan review officer are presented to the President of the Bank and the Executive Committee of the Bank. On at least an annual basis, reviews are conducted for all loans over $50,000. Past due loans are reviewed at least weekly by lending officers and by the chief credit officer, and a summary report is reviewed monthly by the Board of Directors. The Board of Directors reviews all new loans over $25,000 whether current or past due each month.

ASSET/LIABILITY MANAGEMENT

     A committee composed of officers of the Bank is charged with managing the Bank's assets and liabilities. The committee attempts to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk. The committee directs the Bank's overall acquisition and allocation of funds. At monthly meetings, the committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the economy.

COMPETITION

     The banking business is highly competitive. The Company's primary market area consists of Spalding County, Georgia. On February 25, 1997, the Company opened a branch in the town of Hampton, Henry County, Georgia. The Company competes in Spalding County with 5 other commercial banks and no thrift institutions and in Henry County with 10 commercial banks and 1 thrift institution. The deposit range of its competitors in Spalding County is $32 million to $130 million and $3 million to $308 million in Henry County. The Bank is the largest bank in Spalding County in terms of assets and deposit size, with assets and deposits at December 31, 1998 of approximately $203 million and $175 million, respectively, and the third smallest in Henry County in terms of deposits located in that county.

     In addition to the Company's competitors in Spalding and Henry County, the Company competes with commercial banks, thrifts, various other financial institutions and brokerage houses located outside the market area. To a lesser extent, the Company also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. In addition, the Company and any non- banking subsidiaries it may establish in the future compete and will compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies, and insurance companies.

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

     Management estimates that total costs incurred to date with respect to Y2K compliance are $750,000. The Company estimates that the direct costs of such modifications will not be material to the consolidated results of operations. However, there can be no assurance that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. In addition, there can be no assurance that the systems of other companies on which the Company depends will be modified on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company.

EMPLOYEES

     As of December 31, 1998, the Company and the Bank had 113 full-time and 20 part-time employees. The Company is not a party to any collective bargaining agreement. Management believes that the Company has satisfactory relations with its employees.

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

     The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of a bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1998, the Bank's retained earnings from which dividends could be paid totaled approximately $21,752,798. For 1998, the Company's cash dividend payout to stockholders was 35% of net income.

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

     CAPITAL ADEQUACY. The Federal Reserve and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent (8%);
(2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent (4%); and (3) a Tier One Capital to average assets of four percent (4%). In addition, the Federal Reserve and the OCC have established a minimum three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent (3%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the OCC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the OCC and the Federal Reserve amended effective January 1, 1997 the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had and are not expected to have a significant effect on the Company's capital requirements.

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

     The OCC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk- based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.
The OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the OCC's regulations, the Bank was a "well capitalized" institution at December 31, 1998.

CAPITAL ADEQUACY

Set forth below are pertinent capital ratios for FNB and the Bank as of December 31, 1998.


MINIMUM CAPITAL REQUIREMENTS                FNB              BANK
----------------------------                ---              ----

Tier 1 Capital to Risk-based                15.4%            14.0% <F1>
   Assets:  4.00%
Total Capital to Risk-based                 16.6%            15.1% <F2>
   Assets:  8.00%

Leverage Ratio (Tier 1 Capital              11.4%            11.1% <F3>
   to Average Assets): 4.00%
______________________
[FN]
<F1> Minimum for "Well Capitalized" Banks = 6%
<F2> Minimum for "Well Capitalized" Banks = 10%
<F3> Minimum for "Well Capitalized" Banks = 5%
[FN]


     In 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any bank located in Georgia or group of affiliated banks under one holding company to establish new or additional branch banks in up to three additional counties anywhere within the State of Georgia where a bank does not currently have operations. After July 1, 1998, all restrictions on state-wide branching was removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching of banks within a county, via merger or consolidation with an existing bank or in certain other limited circumstances.

     The Bank paid no premium for deposit insurance in 1998 and FICO bond assessments of $19,131. It is not estimated that the Bank will pay any premium for deposit insurance in 1999 and will pay FICO bond assessments of $19,397.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's main office is located at 318 South Hill Street, Griffin, Georgia, 30224, and its telephone number at that office is
(770) 227-2251.

     The Company distributes its services through four full-service banking offices and one limited-service banking office as follows:

          MAIN OFFICE
          -----------

          318 South Hill Street
          Griffin, Georgia 30224

          NORTHSIDE BANK BRANCH
          ---------------------

          1475 West McIntosh Road
          Griffin, Georgia  30223

          SOUTHSIDE BANK BRANCH
          ---------------------

          1103 Zebulon Road
          Griffin, Georgia  30224

          KROGER GRIFFIN BRANCH
          LIMITED SERVICE OFFICE
          ----------------------

          100 Spalding Village
          Griffin, Georgia  30223

          HENRY COUNTY BRANCH
          -------------------

          996 Bear Creek Boulevard
          Hampton, Georgia 30228

     The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South Hill Street, Griffin, Georgia. The Company's main office is subject to a mortgage in the principal amount of $444,446 at December 31, 1998. None of the other properties of the Company are subject to encumbrances. The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies and to house the offices of Griffin Loans, Inc. The Company or the Bank owns these properties, except the Kroger Griffin Branch Limited Office, which is leased. The Bank owns the Henry County Branch property. During 1990, the Bank acquired property at 1453 West McIntosh Road, adjacent to its Northside Branch. The property was acquired for possible expansion purposes.

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


                              PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     STOCK. There is no established public trading market for the Common Stock. As of March 22, 1999, the Company had 422 shareholders of record.

     DIVIDENDS. In 1997 and 1998, the Company declared cash dividends of $888,580 ($1.10 per share) and $1,009,750 ($1.25 per share), respectively. The Company intends to continue paying cash dividends on a semi-annual basis. However, the amount and frequency of dividends will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 10 to the Company's consolidated financial statements set forth in Item 7 hereof.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company's credit customers; material unforeseen complications related to the Year 2000 issues for the Company, its suppliers, customers, and governmental agencies, all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

GENERAL

     The Company is a one bank holding company registered under the Bank Holding Company Act of 1956 and was incorporated under the laws of the state of Georgia in 1983. All of the Company's activities are currently conducted by its wholly owned subsidiary, First National Bank of Griffin, Georgia (the "Bank"). The Bank owns a consumer finance company, Griffin Loans, Inc., which engages in the business of making small loans to individuals. Griffin Loans, Inc. operates under the trade name of First Credit in Griffin and Zebulon, Georgia.

     The Company's subsidiary bank was most recently examined by its primary regulatory authority in January of 1998. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Company's liquidity, capital resources, or operations.

     The following discussion is intended to provide insight into the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and accompanying notes.

STATEMENTS OF EARNINGS REVIEW

     Net earnings were $2.92 million in 1998, an increase of 3.3% from the $2.83 million earned in 1997. Net earnings per share were $3.62 for 1998, compared with $3.50 reported in 1997, an increase of 3.4%.
Return on average assets and return on average stockholders equity for 1998 were 1.49% and 12.90%, respectively, compared with 1.56% and 14.75%, respectively, for 1997. Net earnings were $2.83 million in 1997, an increase of 3.5% from the $2.73 million earned by the Company in 1996. Net earnings per share were $3.50 in 1997, compared with the $3.38 reported in 1996, an increase of 3.6%. Return on average assets and return on average stockholders equity for 1996 were 1.72% and 15.87%, respectively.

    Net interest income increased by $669 thousand or 6.3% in 1998. Net interest income at December 31, 1998, was $11.35 million compared to $10.68 million in 1997. Net yield (tax equivalent) on interest earning assets (6.58% in 1998 and 6.57% in 1997) increased slightly in 1998 over 1997. Net interest income increased by $1.28 million or 14% in 1997. Net interest income at December 31, 1997, was $10.68 million compared to $9.40 million in 1996. Net yield (tax equivalent) on interest earning assets (6.57% in 1997 and 6.48% in 1996) increased approximately 1.4% in 1997 over 1996.

     The Company's operational results primarily depend on the earnings of the Bank. Its earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposits and other liabilities.

     The banking industry uses two key ratios to measure relative profitability of net interest income. The net interest rate spread measures the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the impact of non-interest bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percent of average total interest earning assets and takes into account the positive impact of investing noninterest-bearing deposits.

     The net interest spread was 5.65% in 1998, 5.68% in 1997 and 5.51% in 1996, while the net interest margin (on a tax-equivalent basis) was 6.58% in 1998, 6.57% in 1997 and 6.48% in 1996. The
increase in the margin and the spread are primarily due to an increase in loan pricing, which produced a 40 basis point increase in the average yield from 1997 to 1998. The average cost of interest bearing liabilities for 1998 was 4.58%, an increase of 15 basis points from 1997.

     The following table shows, for the past three years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities.

TABLE 1

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS

                                                               For the Years Ended December 31,
                                                                        (in thousands)
                                                  1998                          1997                            1996
                                    --------------------------------------------------------------------------------------------
                                      Average              Yield/    Average              Yield/   Average                Yield/
                                      Balance   Interest    Rate     Balance  Interest     Rate    Balance    Interest     Rate
                                    --------------------------------------------------------------------------------------------
Assets:
Interest earnings assets:
  Loans (including loan fees)        $ 142,404  15,704    11.03%     140,193   14,904     10.63%   120,356     12,543     10.42%
  Investment securities:
    Taxable                             20,647   1,352     6.55%      15,101    1,041      6.89%    15,957      1,101      6.90%
    Tax exempt                           6,366     542     8.51%       6,919      600      8.67%     7,822        692      8.85%
  Federal funds sold                     5,834     328     5.62%       3,532      207      5.86%     4,505        258      5.73%
                                       -------  ------               -------  -------              -------    -------

Total interest earning assets          175,251  17,926    10.23%     165,745   16,752     10.11%   148,640     14,594      9.82%
Other non-interest earnings assets      20,604                        15,686                        10,656
                                        ------                       -------                       -------

      Total assets                   $ 195,855                       181,431                       159,296
                                       =======                       =======                       =======

Liabilities and stockholders' equity:
Interest-bearing liabilities:
  Deposits:
  Interest-bearing demand
    and savings                      $  55,789   1,362     2.44%      53,653    1,361      2.54%    50,517      1,299      2.57%
  Time                                  81,946   4,903     5.98%      72,852    4,118      5.65%    60,438      3,441      5.69%
  FHLB advances                          1,344      89     6.62%       5,153      332      6.44%     3,108        145      4.67%
  Long-term debt                           527      38     7.21%         688       50      7.27%       840         62      7.38%
  Federal funds purchased and
    securities sold under repurchase
    agreements                              67       3     4.48%         145        9      6.21%       212         13      6.13%
                                       -------  ------               -------  -------              -------    -------
    Total interest-bearing liabilities 139,673   6,395     4.58%     132,491    5,870      4.43%   115,115      4,960      4.31%
                                       -------  ------               -------  -------              -------     ------
Non-interest bearing deposits           28,727                        26,474                        24,152
Other liabilities                        4,815                         3,298                         2,825
Stockholders' equity                    22,640                        19,168                        17,204
                                       -------                       -------                       -------
      Total liabilities and
         stockholders' equity        $ 195,855                       181,431                       159,296
                                       =======                       =======                       =======
Excess of interest-earning assets
  over interest-bearing liabilities  $  35,578                        33,254                        33,525
                                       =======                       =======                       =======
Ratio of interest-earning assets to
  interest-bearing liabilities          125.55%                       125.10%                       129.12%
Net interest income                             11,531                         10,882                           9,634
Net interest spread                                        5.65%                           5.68%                           5.51%
Net interest yield on interest
  earning assets                                           6.58%                           6.57%                           6.48%

Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.

Tax exempt interest income is calculated on a tax equivalent basis.

     The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of interest earning assets and interest bearing liabilities and the rates earned and paid by the Company on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

TABLE 2
CHANGES IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
(in thousands)

                                                                Increase (decrease) due to changes in:
                                                                -------------------------------------
                                                            1998 over 1997                   1997 over 1996
                                                            --------------                   --------------
                                                       Volume     Rate   Total          Volume      Rate    Total
                                                       ------     ----   -----          ------      ----    -----
Interest income on:
  Loans (including loan fees)                      $    236        564     800          2,104        257    2,361
  Investment securities:
    Taxable                                             359        (48)     311           (58)        (2)     (60)
    Tax exempt                                          (47)       (11)    (58)           (78)       (14)     (92)
  Federal funds sold                                    129         (8)     121           (57)         6      (51)
                                                        ---        ---   -----          -----        ---    -----

       Total interest earning assets                    677        497   1,174          1,911        247    2,158
                                                        ---        ---   -----          -----        ---    -----
Interest expense on:
  Deposits:
    Interest-bearing demand and savings                  90        (89)      1             76        (14)      62
    Time                                                535        250     785            701        (24)     677
  FHLB advances                                        (253)        10    (243)           119         68      187
  Long-term debt                                        (12)         -     (12)           (11)        (1)     (12)
  Federal funds purchased                                (4)        (2)     (6)            (4)         -       (4)
                                                        ---        ---     ---          -----        ---    -----

       Total interest-bearing liabilities               356        169     525            881         29      910
                                                        ---        ---     ---          -----        ---    -----

Increase (decrease) in net interest income         $    321        328     649          1,030        218    1,248
                                                        ===        ===     ===          =====        ===    =====

Other operating income in 1998 of $2.35 million increased over 1997 by $87 thousand or 3.8%. The increase is primarily attributable to an increase in gains on mortgage loans sold during 1998 of $79 thousand over 1997. Other operating expenses increased $831 thousands (10%) in 1998 over 1997 principally due to the increase in employee costs of approximately $346 thousand related to an increase in the number of employees necessary to handle the asset growth. Also, the increase in other operating expenses relates to an increase of $88 thousand in equipment and software maintenance and security costs associated with a new branch in Henry County, Georgia and a special contribution to Habitat for Humanity of $40 thousand. Income taxes expressed as a percentage of earnings before income taxes remained relatively stable at 34% in 1997 and 33% in 1998.

Other operating income in 1997 of $2.26 million increased over 1996 by $29 thousand or 1.3%. Other operating expenses increased $704 thousand (9.7 %) in 1997 over 1996 principally due to the increase in personnel and occupancy expenses associated with opening of the Henry County branch. Income taxes expressed as a percentage of earnings before income taxes increased from 32% in 1996 to 34% in 1997. The increase relates to the decrease in tax-exempt income as a percentage of earnings before income taxes.

BALANCE SHEETS REVIEW

During 1998, average total assets increased $14.42 million (8.0%) over 1997. Average deposits increased $13.48 million (8.8%) in 1998 over 1997. Average loans increased $2.21 million (1.6%) in 1998 over 1997. During 1997, average total assets increased $22.14 million (13.9%) over 1996. Average deposits increased $17.87 million (13.2%) in 1997 over 1996. Average loans increased $19.84 million (16.5%) in 1997 over 1996.

Total assets at December 31, 1998, were $202.78 million, representing a $9.96 million (5.2%) increase from December 1, 1997. Total deposits increased $6.83 million (4.1%) from 1997 to 1998 while total gross loans increased $8.14 million (5.8%) during 1998. Time deposits increased $6.18 million from 1997 to 1998 while all other deposit accounts increased $648 thousand in 1998. As the local economy remains strong, loan demand increased and the Bank showed increases in each lending category at year end except real estate. These loan increases were funded principally with increases in deposit accounts.

Total assets at December 31, 1997, were $192.82 million, representing a $22.04 million (12.9%) increase from December 31, 1996. Total deposits increased $21.91 million (15.0%) from 1996 to 1997 while total gross loans increased $12.76 million (10.0%) during 1997. Time deposits increased $16.21 millions from 1996 to 1997 while all other deposit accounts increased $5.71 million in 1997.

INVESTMENTS

The investment portfolio consists of debt securities and to a lesser extent equity securities, which provide the Company with a source of liquidity and a long-term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

TABLE 3
INVESTMENT PORTFOLIO

The following table shows the carrying value of the Company's securities, by security type, as of December 31, 1998, 1997 and 1996:

                                                              (in thousands)

HELD TO MATURITY                                     1998           1997           1996
                                                     ----           ----           ----
United States treasuries and agencies             $     500          1,488          2,779
State, county and municipal                           6,019          6,281          7,344
Mortgage-backed securities                              560          1,624          2,074
                                                     ------         ------         ------

      Totals                                      $   7,079          9,393         12,197
                                                     ======         ======         ======

Available for Sale

United States treasuries and agencies             $  10,583          3,156          4,530
State, county and municipal                             800          7,865          5,481
Mortgage-backed securities                            8,182              -              -
Equity securities                                     2,006          1,660              -
                                                     ------         ------         ------

                                                  $  21,571         12,681         10,011
                                                     ======         ======         ======

Other investments                                 $     826            826          1,155
                                                     ======         ======         ======

Other investments include Federal Reserve Bank stock and Federal Home Loan Bank stock and for 1996, common stock in two companies for which no readily determinable market value existed. These securities are not included in the maturity analysis above. During 1997, certain equity securities held by the Company which had previously been included in other investments were transferred to available for sale as these began being traded on a national exchange. The transfer of these securities to available for sale resulted in an increase in stockholders equity of $703 thousand after consideration for the tax effects of the unrealized gain on these securities.

The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% tax rate) at December 31, 1998. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital, and liquidity needs.

TABLE 4
EXPECTED MATURITY OF SECURITIES
(in thousands)

                                 United States                                            Weighted
Maturities at                   Treasuries and         Mortgage-        State, County     Average
December 31, 1998                  Agencies        Backed Securities    and Municipal      Yields
-----------------                  --------        -----------------    -------------      ------
Within 1 year                    $       -                455                769            8.69%

After 1 through 5 years              5,523              1,004              2,094            6.91%

After 5 through 10 years             5,560              5,754              3,156            7.11%

After 10 years                           -              1,529                800            6.05%
                                    ------              -----              -----

          Totals                 $  11,083              8,742              6,819
                                    ======              =====              =====

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities and yields on tax exempt securities are calculated on a tax equivalent basis.


TABLE 5
LOAN PORTFOLIO

The following table presents loans by type at the end of each of the last five years.

                                                    December 31,
                                                    ------------
                                        1998      1997     1996      1995     1994
                                        ----      ----     ----      ----     ----
                                                    (in thousands)
Commercial, financial
  and agricultural                  $  69,821    63,182   52,437    35,761    36,950
Real estate - construction              5,005     5,634    3,604     2,334     2,136
Real estate - mortgage                 44,170    45,794   44,688    45,273    40,692
Installment loans to
 individuals                           29,937    26,179   27,302    24,887    21,507
                                      -------   -------  -------   -------   -------
                                      148,933   140,789  128,031   108,255   101,285

Less:  Unearned interest and fees        (361)     (304)    (330)     (287)     (180)
       Allowance for loan losses       (1,708)   (2,013)  (1,422)   (1,273)   (1,245)
                                      -------   -------  -------   -------   -------
         Loans, net                 $ 146,864   138,472  126,279   106,695    99,860
                                      =======   =======  =======   =======   =======

The following table sets forth the maturity distribution of real estate construction and commercial, financial and agricultural loans, including the interest rate sensitivity for loans maturing in greater than one year, as of December 31, 1998. (in thousands)

TABLE 6
LOAN PORTFOLIO MATURITY

                                                      Commercial,             Real
                                                     Financial and           Estate
      Maturity                                        Agricultural         Construction         Total
      --------                                        ------------         ------------         -----
      Within 1 year                                   $  26,056              4,368             30,424
      1 to 5 years                                       41,596                637             42,233
      After 5 years                                       2,169                  -              2,169
                                                         ------              -----             ------

           Totals                                     $  69,821              5,005             74,826
                                                         ======              =====             ======

                                                         Fixed               Variable
                                                        Interest             Interest
                                                         Rates                Rates             Total
                                                        --------             --------           -----

  Commercial, financial and agricultural:
      1 to 5 years                                    $  36,959              4,637              41,596
      After 5 years                                          68              2,101               2,169
                                                         ------              -----              ------

                                                      $  37,027              6,738              43,765
                                                         ======              =====              ======
  Real estate - construction
      1 to 5 years                                    $     218                419                 637
                                                            ===                ===                 ===

The provision for loan losses in 1998 was $530 thousand compared to $718 thousand in 1997. The significant decrease in the provision for loan losses was primarily attributable to the decline in the rate of loan growth during 1998 compared to 1997 and due to the significant decrease in nonperforming assets during 1998. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.2% and 1.4% of total loans outstanding at December 31, 1998 and 1997, respectively. Net charge-offs were $835 thousand and $128 thousand during 1998 and 1997, respectively. Management believes that these levels of allowance are appropriate based upon the Company's loan portfolio and the current economic conditions.

The provision for loan losses in 1997 was $718 thousand compared to $365 thousand in 1996. The significant increase in the provision for loan losses was primarily attributable to the increase in the loan portfolio and an increase in non-accrual loans as compared to 1996. The allowance for loan losses represented approximately 1.4% and 1.1% of total loans outstanding at December 31, 1997 and 1996, respectively. Net charge-offs were $128 thousand and $216 thousand during 1997 and 1996, respectively.

The Company has a dedicated loan review function. All loans $50 thousand or more are reviewed annually and placed into various loan grading categories which assist in developing lists of potential problem loans. These loans are constantly monitored by the loan review function to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed the month end before each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in six different categories. Grades four though six are assigned allocations of loss based on management's estimate of potential loss which is generally based on discounted, collateral deficiencies. Loans graded one through three are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses a devoted internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

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

The Company does not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans. Management anticipates gross charge-offs for 1999 to approximate $750-thousand, of which $450-thousand would be associated with loans classified as commercial and the balance with consumer type loans. Anticipated charge-offs are an estimate based on historical experience and other judgmental factors and may be more or less than those that ultimately occur.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

TABLE 7
ALLOWANCE FOR LOAN LOSSES

                                                                        December 31,
                                                                        ------------
                                                   1998         1997        1996        1995         1994
                                                   ----         ----        ----        ----         ----
                                                                        (in thousands)
Balance at beginning of year                    $  2,013        1,422       1,273       1,245        1,442
Charge-offs:
  Commercial, financial and agricultural             663           55          67          62           81
  Real estate-construction                             -            -           -           -            -
  Real estate-mortgage                                53            8          64           -            -
  Installment loans to individuals                   315          331         342         348          371
                                                   -----        -----       -----       -----        -----

                                                   1,031          394         473         410          452
                                                   -----        -----       -----       -----        -----
Recoveries:
  Commercial, financial and agricultural              19           78          96         223           97
  Real estate-construction                             -            -           -           -            -
  Real estate-mortgage                                23            -           7           -            -
  Installment loans to individuals                   154          188         154         184           73
                                                   -----        -----       -----       -----        -----

                                                     196          266         257         407          170
                                                   -----        -----       -----       -----        -----

  Net charge-offs                                    835          128         216           3          282

  Additions charged to operations                    530          719         365          31           85
                                                   -----        -----       -----       -----        -----

  Balance at end of year                        $  1,708        2,013       1,422       1,273        1,245
                                                   =====        =====       =====       =====        =====
Ratio of net charge-offs during the period
  to average loans outstanding during
  the period                                        .59%         .09%        .18%        .00%         .28%
                                                    ===          ===         ===         ===          ===

Non-performing assets at December 31, 1998 were $1,548,000 compared to $2,813,000 at December 31, 1997. The majority of the decrease is attributable to charge-offs of a non-accrual loan of $625,000 during 1998. There were no related party loans that were considered nonperforming at December 31, 1998.

Non-performing assets at December 31, 1997 were $2,813,000 compared to $783,000 at December 31, 1996. The majority of the increase is attributable to an increase of non-accrual loans.

The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 1998, 1997, 1996, 1995, and 1994 (in thousands):

TABLE 8
NON-PERFORMING ASSETS

                                                             December 31,
                                                             ------------
                                             1998     1997     1996      1995      1994
                                             ---      ----     ----      ----      ----
Other real estate and repossessions      $    33         -       90         -         -
Accruing loans 90 days or more
   past due                                  256       275      216       148       144
Non-accrual loans                          1,259     2,538      477       677     1,640
Interest on non-accrual loans which
   would have been reported                  209       187       38        67       158

While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem or restructured loans that are not disclosed in the table above.

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

DEPOSITS

Time deposits of $100 thousand and greater totaled $30.4 million at December 31, 1998, compared with $29.0 million at year-end 1997. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 1998.

TABLE 9
DEPOSITS
(in thousands)

     Within 3 months                        $  5,302
     After 3 through 6 months                  5,306
     After 6 through 12 months                10,356
     After 12 months                           9,421
                                              ------

            Total                           $ 30,385
                                              ======

LIQUIDITY

The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and local funding requirements.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with a commercial bank for short term unsecured advances up to $5.0 million.

Cash and cash equivalents decreased $8.56 million to a total $13.22 million at December 31, 1998 as cash flows increases generated from financing and operating activities were outpaced by amounts used by investing activities. Cash inflows from operations totaled $1.85 million in 1998, while inflows from financing activities totaled $6.66 million, most of which were net deposit increases during 1998 of $6.83 million and FHLB advances of $1.25 million. Included in financing activities were note payable repayments of $167 thousand, FHLB advance repayments of $286 thousand and dividends paid to stockholders of $969 thousand.

Investing activities used $17.06 million of cash and cash equivalents, principally composed of net advances of loans to customers of $9.10 million during 1998 and investment security purchases, net of sales, calls, and paydowns of $6.16 million.

See the consolidated financial statements for a more complete analysis of cash flows.

CAPITAL RESOURCES

The Company continues to maintain adequate capital ratios. The following tables present the Company's regulatory capital position at December 31, 1998.

TABLE 10
CAPITAL RATIOS

                                               Actual as of December 31, 1998
                                               ------------------------------

      Tier 1 Capital                                      15.42%
      Tier 1 Capital minimum requirement                   4.00%
                                                          -----

      Excess                                              11.42%
                                                          =====

      Total Capital                                       16.59%
      Total Capital minimum requirement                    8.00%
                                                          -----

      Excess                                               8.59%
                                                          =====

                           LEVERAGE RATIO

                                               As of December 31, 1998
      Tier 1 Capital to adjusted total assets
        ("Leverage Ratio")                                11.41%
      Minimum leverage requirement                         4.00%
                                                          -----

      Excess                                               7.41%
                                                          =====

For a more complete discussion of the actual and required ratios of the Company and its Bank subsidiary, see Note 15 to the consolidated financial statements.

Average equity to average assets were 11.56% in 1998, 10.56% in 1997 and 10.80% during 1996. The ratio of dividends declared to net earnings was 34.58% during 1998, compared with 31.43% and 29.59% in 1997 and 1996, respectively.

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

The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to the Board of Directors on at least a quarterly basis. One method to measure a bank's interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given timeframe and subtracting all liabilities that reprice or mature within that timeframe. The difference between these two amounts is called the "gap", the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing than assets) generally indicates that the bank's net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank's net interest income will decrease if rates fall and will increase if rates rise.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

TABLE 11
INTEREST RATE GAP SENSITIVITY

                                                               At December 31, 1998
                                                             Maturing or Repricing in
                                                             ------------------------
                                                                (in thousands)

                                        Three        Four
                                      Months or      Months to         1 to 5          Over 5
                                         Less        12 Months          Years           Years            Total
                                      ---------      ---------         ------          ------            -----
Interest-earning assets:
  Interest-bearing deposits with
    other banks                     $     500                -               -               -              500
  Federal funds sold                      216                -               -               -              216
  Investment securities                 1,682            2,891          10,851          13,226           28,650
  Mortgage loans held for sale          2,549                -               -               -            2,549
  Loans                                28,637           20,147          83,963          16,186          148,933
  Other investments                         -                -               -             826              826
                                      -------          -------          ------          ------          -------

Total interest-bearing assets       $  33,584           23,038          94,814          30,238          181,674
                                      =======          =======          ======          ======          =======
Interest-bearing liabilities:
  Deposits:
    Demand and savings              $  55,621                -               -               -           55,621
    Time deposits                      26,448           43,227          20,136             176           89,987
  FHLB advances                            35              425           1,127             806            2,393
  Notes payable                           444                -               -               -              444
                                      -------          -------          ------          ------          -------

Total interest-bearing liabilities  $  82,548          43,652           21,263             982          148,445
                                      =======          ======           ======          ======          =======
Interest sensitive difference
  per period                        $ (48,964)        (20,614)          73,551          29,256           33,229
                                      =======          ======           ======          ======          =======
Cumulative interest sensitivity
  difference                        $ (48,964)        (69,578)           3,973          33,229
                                      =======          ======           ======          ======
Cumulative difference to total
  assets                                (24)%            (34%)              2%             16%
                                         ==               ==                =              ==

At December 31, 1998, the difference between the Company's liabilities and assets repricing or maturing within one year was $69.58 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company's net interest income to decline.

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

YEAR 2000 PREPAREDNESS

The use of computer software that relies on a two digit number to define the applicable year may cause processing problems for computer controlled systems when the Year 2000 arrives. Malfunction could occur at several other noted dates as well, such as September 9, 1999. In view of the potential adverse impact of the Year 2000 problem on the Company and the Bank, its customers and its ability to continue to operate as a business, careful planning must be undertaken to ensure minimal disruption. The Company has established a centralized function to implement a process to this end.

The Bank performs most of its data processing in-house using purchased banking software and hardware for its main applications, such as loans and deposits. Included in these in-house operations are a teller processing system, a check sorter system, a check imaging system, and a trust processing system. Besides its main applications, the Bank has a number of ancillary systems connected to various vendors to process specific work, such as automated teller machines, credit cards, accounts receivable and accounts payable, mortgage loans, payroll, and the like. In addition, the Bank uses several non-information systems that are vital to its operation. These include vault and alarm systems, communications, postal services, utilities, and such.

The Bank is also aware of the potential exposure it has to its viability as a business based on the Year 2000 preparedness of third parties such as its customers and correspondent banking relationships including the Federal Reserve Bank.

THE BANK'S STATE OF READINESS

The Bank is under the authority of the Office of the Comptroller of the Currency (the "OCC"), which has released an Interagency Statement under which guidance the Bank is managing the Year 2000 project. This Statement describes five phases: Awareness, Assessment, Renovation, Validation and Implementation, and establishes timelines for completion of each phase. The Bank believes its mission critical applications are within those guidelines. The Bank believes that all necessary remediations were completed prior to December 31, 1998.

The Bank established a credit risk management program and a liquidity risk program to review its business relationships for Year 2000 readiness and determine any potential risks or exposure. This program includes letters and questionnaires to major deposit and loan customers, certain suppliers and vendors. The Bank believes that any issues that may arise due to customer or vendor risk will be manageable.

COSTS ASSOCIATED WITH THE BANK'S YEAR 2000 ISSUES

To date, the Bank has spent approximately $500 thousand on upgrading hardware and software. It has spent at least $100 thousand on testing, including costs for outside reviews and consultants. Soft costs including employee time and other resources are estimated to reach $150 thousand. Many of the upgrades would have occurred in the normal course of business over the next several years, but were accelerated due to the Year 2000 issue.

RISK OF THE BANK'S YEAR 2000 ISSUES

All the Bank's major systems have been remediated and tested. Testing is nearly complete for all other systems and review of the testing documentation is underway. While the Bank believes it will be adequately prepared, no assurances can be given that it will not be exposed to potential losses resulting from problems with its internal systems associated with the century date change.

Further, the impact of non-compliance by outside parties cannot be accurately determined. The Year 2000 issue may have a material impact on the financial condition of the Bank if borrowers of the Bank become insolvent and are unable to repay loans.

The Bank and others are reliant on the Federal Reserve Bank to process much of its work. While some functions, such as wire transfers, could continue by telephone if the Federal Reserve's automated system does not perform as expected, certain applications, such as check processing and automated clearing house transactions are critical to the operation of the Bank, and if disrupted, would seriously impact the Bank's ability to serve its customers. The Bank believes the Federal Reserve Bank is aggressively pursuing a Year 2000 compliance strategy and that the risk of its non-compliance is slight, but it is beyond the control of the Bank and must be considered.

Other third parties whose non-compliance could severely impact the Bank include the local power provider and telephone companies.

THE BANK'S CONTINGENCY PLANS

The Bank has a Business Disruption Contingency Plan that would be implemented in the event of any internal or external system failure. The Plan calls for switching to PC or manual processing, depending on the system and the nature of the failure. The Bank is continually reviewing and refining its Plan. The Bank believes it could continue to operate regardless of the failure. It has plans to make loans and process deposits, receive and disperse cash, and update account balances.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements and the report of independent public accountants are included in this report beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the year ended December 31, 1998, the accounting firm of Porter Keadle Moore, LLP was the principal accountant for the Company. The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     THE BOARD OF DIRECTORS

     The following table sets forth for each director of the Company as of January 25, 1999 (a) the person's name, (b) his age at December 31, 1998, (c) the year he was first elected as a director of the Company and
(d) his positions with the Company and the Bank, other than as a director, and his principal occupation and business experience for the past five years.

                                            Year First        Position with Company; Principal
         Name                    Age          Elected         Occupation; Business Experience
         ----                    ---        ----------        --------------------------------
J. Henry Cheatham, III            48            1994          Director; Vice President of Textiles, Inc.

Ernest F. Carlisle, III           67            1997          Director; President and Chief Executive
                                                              Officer of Carlisle & Company

James G. Cheatham                 46            1998          Director; Senior Chairman and Senior Vice
                                                              President of the 1888 Group

C. A. Knowles                     66            1982          Director; President, Chief Executive Officer,
                                                              and Treasurer of the Company and President
                                                              of the Bank

James A. Mankin                   72            1982          Director; Retired; Merchant and Real Estate
                                                              Developer

David G. Newton                   51             1990         Director; Real Estate Developer

John T. Newton, Jr.               52            1993          Chairman of the Board of the Company;
                                                              Chairman of the Board of the Bank; Attorney,
                                                              Newton & Howell, P.C.

     Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified. John T. Newton, Jr. and David G. Newton are brothers and are first cousins of J. Henry Cheatham, III and James
G. Cheatham, who are also brothers. There are no other family relationships among directors and executive officers of the Company.

EXECUTIVE OFFICERS

     The following table sets forth for each executive officer of the Company (a) the person's name, (b) his age at December 31, 1998, (c) the year he was first elected as an executive officer of the Company and (d) his positions with the Company and the Bank.

                                      Year First     Principal Occupation;
        Name              Age          Elected       Business Experience
        ----              ---         ----------     ---------------------
C. A. Knowles              66           1982         President, Chief Executive Officer and Treasurer
                                                     of the Company and President of the Bank.

William K. Holmes          48           1974         Assistant Treasurer since 1993, Senior Vice President
                                                     of the Bank since 1974, Principal Accounting and
                                                     Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the annual term compensation paid by the Company and the Bank to C. A. Knowles, the Company's Chief Executive Officer, the Company's only executive officer as of December 31, 1998 whose cash compensation, including salary and bonus, exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                              Annual Compensation
                                     --------------------------------------
Name and Principal Position          Year    Salary<F1>     Bonus     Other
                                     ----    ---------     -------    -----
C. A. Knowles                        1998    $193,343      $20,400     <F2>
   President, Chief Executive        1997    $193,793      $27,500     <F2>
Officer and Treasurer                1996    $193,043      $32,519     <F2>

_____________________
[FN]
<F1> Includes Director's fees
<F2> Does not meet Securities and Exchange Commission threshold for disclosure.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL HOLDERS OF STOCK

     The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Common Stock on January 25, 1999, the following information: (a) the owner's name and address, (b) the number of shares of Common Stock owned, and (c) the percentage such number represents of the outstanding shares of Common Stock. Unless otherwise indicated, the listed owners are the record owners of, and have sole voting and investment powers over, their shares.
________________________________________________________________________________
|                                  |                     |                     |
|                                  |  Number of Shares   |                     |
|     Name and Address             | Beneficially Owned  | Percentage of Total |
|__________________________________|_____________________|_____________________|
|                                  |                     |                     |
| 435 Associates, Ltd.             |      49,920 <F1>    |        6.18%        |
| P.O. Box 440668                  |                     |                     |
| Kennesaw, GA 30144-9512          |                     |                     |
|__________________________________|_____________________|_____________________|
|                                  |                     |                     |
| Newton Family Partnership        |     171,904 <F2>    |       21.28%        |
| P.O. Drawer F                    |                     |                     |
| Griffin, Georgia  30224          |                     |                     |
|__________________________________|_____________________|_____________________|
|                                  |                     |                     |
| John T. Newton, Sr.              |     194,529 <F3>    |       24.08%        |
| 1076 Maple Drive                 |                     |                     |
| Griffin, Georgia  30223          |                     |                     |
|__________________________________|_____________________|_____________________|

|                                  |                     |                     |
| Harvey M. Cheatham               |      71,920 <F4>    |        8.90%        |
| 2260 Peachtree Road, N.W.        |                     |                     |
| B-2                              |                     |                     |
| Atlanta, Georgia  30309          |                     |                     |
|__________________________________|_____________________|_____________________|
|                                  |                     |                     |
| John Henry Cheatham, III         |      43,452 <F5>    |        5.38%        |
| 2773 Hwy. 16 West                |                     |                     |
| Griffin,Georgia  30223           |                     |                     |
|__________________________________|_____________________|_____________________|
|                                  |                     |                     |
| EMC Investments Ltd. Partnership |      42,000 <F6>    |        5.20%        |
| 5101 North Casablanca Road, #6   |                     |                     |
| Scottsdale, AS  85253            |                     |                     |
|__________________________________|_____________________|_____________________|
|                                  |                     |                     |
| James G. Cheatham                |      48,552 <F7>    |        6.01%        |
| P.O.Box 506                      |                     |                     |
| Griffin, Georgia  30224          |                     |                     |
|__________________________________|_____________________|_____________________|
|                                  |                     |                     |
| Lelia Cheatham Von Stein         |      48,152 <F8>    |        5.96%        |
| 623 Probart Street               |                     |                     |
| Brevard, North Carolina  28712   |                     |                     |
|__________________________________|_____________________|_____________________|

______________________________
[FN]
<F1> Harvey M. Cheatham has sole voting and investment power over the shares owned by the record by the partnership under the terms of the partnership agreement.

<F2> John t. Newton, Sr. has sole voting and investment power over the shares owned of record by the partnership under the terms of the partnership agreement.

<F3> Of the indicated shares, 171,904 shares are owned of record by the Newton Family Partnership, and Mr. Newton has sole voting and investment power with respect to these shares. Includes 7,932 shares owned by the Estate of Virginia Cheatham Newton.

<F4> Of the indicated shares, 16,000 shares are subject to voting and investment power by Mr. Cheatham as general partner for Club Associates, L.P., the record owner of such shares, and 49,920 are subject to voting and investment power by Mr. Cheatham as general partner of 435 Associates, Ltd., the record owner of such shares.

<F5> Of the indicated shares, Mr. Cheatham owns 35,152 shares and
8,300 shares are owned by his children.

<F6> Elizabeth M. Cheatham is the sole owner of EMC Investments Ltd.
Partnership.

<F7> Of the indicated shares, Mr. Cheatham owns 35,152 shares and
13,400 shares are owned by his children.

<F8> Of the indicated shares, Ms. Von Stein owns 35,452 shares and
12,700 shares are owned by her children.

STOCK OWNED BY MANAGEMENT

     The following table provides for each director of the Company, the named executive officer, and for all directors and officers of the Company as a group, as of January 25, 1999, the following information:
(a) the name of the director or the number of persons in the group;
(b) the number of shares of Company Stock beneficially owned by the director or the group; and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed person is the record owner of, and has sole voting and investment powers over, his shares.

                                   Number of Shares
Name and Address                  Beneficially Owned        Percentage of Total
----------------                  ------------------        -------------------
Ernest F. Carlisle, III                       705                      *

J. Henry Cheatham, III                     43,452 <F1>              5.38%

C. A. Knowles                                 920                      *

James A. Mankin                             1,646 <F2>                 *

David G. Newton                            17,824 <F3>              2.21%

James G. Cheatham                          48,552 <F4>              6.01%


John T. Newton, Jr.                        11,993 <F5>              1.48%

All directors and executive officers
as a group (9 persons)                     79,722 <F1><F2><F3>      9.87%
                                                  <F4><F5>
________________________
[FN]
*    Indicates less than one percent.

<F1> Includes 8,000 shares held by Mr. Cheatham as custodian for his children.

<F2> Does not include 1,591 shares owned by Mr. Mankin's wife; 294 shares held by his son; 294 shares held by his daughter; 294 shares held in trust for his daughter and 4,222 shares held in trust for his grandchildren, for which Mr. Mankin disclaims beneficial ownership.

<F3> Includes 6,905 shares are held by Mr. Newton as trustee for his niece and nephew.

<F4> Includes 13,400 shares held by his children.

<F5> Includes 5,760 shares held by Mr. Newton as trustee for his niece and nephew.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons. In the opinion of the management of the Company, the extensions of credit made by the Bank to its directors and officers since January 1, 1998 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features. See Note 12 under Notes to Consolidated Financial Statements in Item 7 hereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     The Company submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit
  No.                     Document
-------                   --------

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

27.0       Financial Data Schedule (for SEC use only)


(b)  Reports on Form 8-K:

None.

                          FNB BANKING COMPANY AND SUBSIDIARY


                          CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998, 1997 AND 1996

                   (WITH INDEPENDENT ACCOUNTANTS' REPORT THEREON)




                                                                           PAGE
                                                                           ----


Report of Independent Certified Public Accountants . . . . . . . . . . . . F-1

Consolidated Balance Sheets (December 31, 1998 and 1997) . . . . . . . . . F-2

Consolidated Statements of Earnings (For the Years Ended
    December 31, 1998, 1997 and 1996). . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Changes in Stockholders' Equity
    (For the Years Ended December 31, 1998, 1997 and 1996) . . . . . . . . F-4

Consolidated Statements of Comprehensive Income (For the
    Years Ended December 31, 1998, 1997 and 1996). . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows (For the Years
    Ended December 31, 1998, 1997 and 1996). . . . . . . . . . . . . . . . F-6

Notes to consolidated Financial Statements . . . . . . . . . . . . . . . . F-8

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
FNB Banking Company and Subsidiary


We have audited the accompanying consolidated balance sheets of FNB Banking Company and subsidiary as of December 31, 1998 and 1997, and the related statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Banking Company and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                          /s/ Porter Keadle Moore, LLP
                                              PORTER KEADLE MOORE, LLP

/s/ Porter Keadle Moore, LLP
PORTER KEADLE MOORE, LLP


Atlanta, Georgia
January 15, 1999

                     FNB BANKING COMPANY AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

                         DECEMBER 31, 1998 AND 1997

                                   Assets
                                   ------

                                                                      1998          1997
                                                                      ----          ----
 Cash and due from banks, including reserve requirements of
  $2,104,000 and $1,340,000                                     $  13,000,934     13,578,133
 Federal funds sold                                                   215,700      8,197,365
                                                                  -----------    -----------

     Cash and cash equivalents                                     13,216,634     21,775,498
                                                                  -----------    -----------

 Interest-bearing deposits with other banks                           500,000        500,000
 Investment securities available for sale                          21,571,333     12,681,186
 Investment securities held to maturity (market value,
  $7,439,648 and $9,779,012)                                        7,078,893      9,392,953

 Other investments                                                    825,700        825,700
 Mortgage loans held for sale                                       2,549,425        650,350
 Loans, net                                                       146,864,199    138,472,205
 Premises and equipment, net                                        8,271,551      6,866,681
 Accrued interest receivable and other assets                       1,904,180      1,654,010
                                                                  -----------    -----------

                                                                $ 202,781,915    192,818,583
                                                                  ===========    ===========

                    Liabilities and Stockholders' Equity
                    ------------------------------------

 Deposits:
  Demand                                                        $  28,935,817     27,318,977
  Interest-bearing demand                                          38,966,906     41,233,435
  Savings                                                          16,654,317     15,356,322
  Time                                                             89,987,361     83,808,834
                                                                  -----------    -----------

     Total deposits                                               174,544,401    167,717,568

 FHLB advances                                                      2,392,857      1,428,571
 Note payable                                                         444,446        611,112
 Accrued interest payable and accrued liabilities                   1,842,081      1,681,760
                                                                  -----------    -----------

     Total liabilities                                            179,223,785    171,439,011
                                                                  -----------    -----------

 Commitments

 Stockholders' equity:
  Common stock, par value $1; 5,000,000 shares authorized;
    807,800 shares issued and outstanding                             807,800        807,800
  Retained earnings                                                21,752,798     19,842,089
  Accumulated other comprehensive income                              997,532        729,683
                                                                  -----------    -----------

     Total stockholders' equity                                    23,558,130     21,379,572
                                                                  -----------    -----------

                                                                $ 202,781,915    192,818,583
                                                                  ===========    ===========

        See accompanying notes to consolidated financial statements.

                     FNB BANKING COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF EARNINGS

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     1998         1997          1996
                                                                     ----         ----          ----
 Interest income:
  Interest and fees on loans                                    $ 15,703,957    14,904,480    12,543,160
  Interest on federal funds sold                                     327,739       206,824       257,845
  Interest-bearing deposits in other banks                            72,279        20,283         5,696
  Interest on investment securities:
   Tax-exempt                                                        357,792       395,958       457,159
   Taxable                                                         1,181,120       943,775     1,036,878
  Dividends on other investments                                      98,801        76,634        57,993
                                                                  ----------    ----------    ----------

       Total interest income                                      17,741,688    16,547,954    14,358,731
                                                                  ----------    ----------    ----------
  Interest expense:
   Deposits                                                        6,264,309     5,479,025     4,740,619
   Notes payable                                                      38,488        50,419        61,784
   Other                                                              92,041       340,882       157,958
                                                                  ----------    ----------    ----------

       Total interest expense                                      6,394,838     5,870,326     4,960,361
                                                                  ----------    ----------    ----------

       Net interest income                                        11,346,850    10,677,628     9,398,370
 Provision for loan losses                                           530,075       718,450       365,240
                                                                  ----------    ----------    ----------

       Net interest income after provision for loan losses        10,816,775     9,959,178     9,033,130
                                                                  ----------    ----------    ----------
 Other operating income:
  Service charges                                                  1,459,869     1,533,384     1,507,821
  Fees for trust services                                            195,000       180,000       180,000
  Securities gains, net                                               11,535         8,171       104,183
  Other                                                              678,875       537,169       437,453
                                                                  ----------    ----------    ----------

       Total other operating income                                2,345,279     2,258,724     2,229,457
                                                                  ----------    ----------    ----------
 Other operating expenses:
  Salaries and employee benefits                                   4,948,279     4,602,151     4,179,287
  Occupancy and equipment                                          1,546,527     1,297,615     1,128,910
  Miscellaneous                                                    2,281,255     2,045,722     1,933,462
                                                                  ----------    ----------    ----------

       Total other operating expenses                              8,776,061     7,945,488     7,241,659
                                                                  ----------    ----------    ----------
        Earnings before income taxes                               4,385,993     4,272,414     4,020,928
 Income taxes                                                      1,465,534     1,445,679     1,290,761
                                                                  ----------    ----------    ----------

       Net earnings                                             $  2,920,459     2,826,735     2,730,167
                                                                  ==========    ==========    ==========

       Net earnings per share                                   $       3.62          3.50          3.38
                                                                  ==========    ==========    ==========




        See accompanying notes to consolidated financial statements.

                     FNB BANKING COMPANY AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                  Accumulated
                                                                                     Other
                                                       Common      Retained      Comprehensive
                                                        Stock      Earnings          Income           Total
                                                       ------      --------      --------------       -----
 Balance, December 31, 1995                          $ 807,800    15,981,567         (15,311)       16,774,056

 Net earnings                                                -     2,730,167               -         2,730,167

 Cash dividends declared of $1.00 per share                  -      (807,800)              -          (807,800)

 Change in accumulated other comprehensive
  income                                                     -             -         (17,993)          (17,993)
                                                       -------    ----------        --------        ----------

 Balance, December 31, 1996                            807,800    17,903,934         (33,304)       18,678,430

 Net earnings                                                -     2,826,735               -         2,826,735

 Cash dividends declared of $1.10 per share                  -      (888,580)              -          (888,580)

 Change in accumulated other comprehensive
  income                                                     -             -         762,987           762,987
                                                       -------    ----------        --------        ----------

 Balance, December 31, 1997                            807,800    19,842,089         729,683        21,379,572

 Net earnings                                                -     2,920,459               -         2,920,459

 Cash dividends declared of $1.25 per share                  -    (1,009,750)              -        (1,009,750)

 Change in accumulated other comprehensive
  income                                                     -             -         267,849           267,849
                                                       -------    ----------         -------        ----------

 Balance, December 31, 1998                          $ 807,800    21,752,798         997,532        23,558,130
                                                       =======    ==========         =======        ==========





        See accompanying notes to consolidated financial statements.




                                     F-4-

                     FNB BANKING COMPANY AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998         1997         1996
                                                                               ----         ----         ----
  Net earnings                                                            $ 2,920,459    2,826,735    2,730,167

  Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities available for sale:
    Holding gains (losses) arising during period, net of tax
     of $168,549, $470,743 and $21,930                                        275,000      768,053       46,600
    Reclassification adjustment for gains included
     in net earnings, net of tax of $4,384, $3,105 and $39,590                 (7,151)      (5,066)     (64,593)
                                                                            ---------    ---------    ---------

    Total other comprehensive income                                          267,849      762,987      (17,993)
                                                                            ---------    ---------    ---------

    Comprehensive income                                                  $ 3,188,308    3,589,722    2,712,174
                                                                            =========    =========    =========






        See accompanying notes to consolidated financial statements.

                     FNB BANKING COMPANY AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998         1997         1996
                                                                               ----         ----         ----

 Cash flows from operating activities:
  Net earnings                                                          $   2,920,459     2,826,735     2,730,167
  Adjustments to reconcile net earnings
   to net cash provided by operating activities:
    Depreciation, amortization and accretion                                  556,408       441,298       345,094
    Provision for loan losses                                                 530,075       718,450       365,240
    Provision for losses on sales of other real estate
       owned and repossessed collateral                                             -           193         3,798
    Provision for deferred income taxes                                       191,748      (282,482)      (47,032)
    Gains on investment securities                                            (11,535)       (8,171)     (104,183)
    (Gains) losses on disposals of premises and equipment                      35,073        10,800        (3,150)
    Gain on sale of other real estate and repossessed collateral                    -       (15,925)            -
    Change in:
     Mortgage loans held for sale                                          (1,899,075)      321,926      (972,276)
     Interest receivable                                                      (45,116)      (32,297)      (69,901)
     Interest payable                                                         (11,006)      117,378           530
     Other, net                                                              (421,329)       49,958       230,870
                                                                          -----------   -----------   -----------

       Net cash provided by operating activities                            1,845,702     4,147,863     2,479,157
                                                                          -----------   -----------   -----------

 Cash flows from investing activities:
  Change in interest-bearing deposits with other banks                              -      (500,000)            -
  Proceeds from sales of investment securities
   available for sale                                                       1,942,216     3,084,938       990,000
  Proceeds from calls and maturities of investment securities
   held to maturity                                                         2,328,080     2,837,125     3,597,249
  Proceeds from calls and maturities of investment securities
   available for sale                                                       4,599,952     2,054,715     1,561,897
  Purchase of investment securities available for sale                    (15,030,084)   (6,088,269)   (5,543,379)
  Purchase of other investments                                                     -      (196,800)      (34,400)
  Net change in loans                                                      (9,096,458)  (12,924,571)  (19,983,675)
  Proceeds from disposals of premises and equipment                            10,123         3,260         3,150
  Additions to premises and equipment                                      (1,954,813)   (1,235,115)     (605,205)
  Proceeds from sales of other real estate and
   repossessed collateral                                                     141,325        59,170             -
                                                                          -----------   -----------   -----------

       Net cash used by investing activities                            $ (17,059,659)  (12,905,547)  (20,014,363)
                                                                          -----------   -----------   -----------

                     FNB BANKING COMPANY AND SUBSIDIARY

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                             1998          1997          1996
                                                                             ----          ----          ----

 Cash flows from financing activities:
  Net change in demand and savings deposits                         $     648,306     5,705,056     5,177,522
  Net change in time deposits                                           6,178,527    16,207,228    10,946,397
  Proceeds from FHLB advances                                           1,250,000     4,000,000     2,500,000
  Repayments of FHLB advances                                            (285,714)   (6,785,715)     (285,714)
  Repayments of notes payable                                            (166,666)     (166,667)     (166,666)
  Payment of cash dividends                                              (969,360)     (888,580)     (807,800)
                                                                       ----------    ----------    ----------

    Net cash provided by financing activities                           6,655,093    18,071,322    17,363,739
                                                                       ----------    ----------    ----------

 Net increase (decrease) in cash and cash equivalents                  (8,558,864)    9,313,638      (171,467)

 Cash and cash equivalents at beginning of year                        21,775,498    12,461,860    12,633,327
                                                                       ----------    ----------    ----------

 Cash and cash equivalents at end of year                           $  13,216,634    21,775,498    12,461,860
                                                                       ==========    ==========    ==========

 Supplemental disclosures of cash flow information:
  Cash paid during the year for:
   Interest                                                         $   6,405,844     5,752,948     4,959,831
   Income taxes                                                     $   1,488,000     1,645,000     1,222,500

 Noncash investing and financing activities:
  Transfers of other investment securities at cost
   upon application of SFAS 115                                     $           -       526,010             -
  Change in net unrealized (gains) losses on
   investment securities available for sale,
   net of tax                                                       $    (267,849)     (762,987)       17,993
  Transfers of loans to other real estate                           $     208,372        12,437       128,176
  Financed sales of other real estate                               $      33,983             -        93,378
  Change in dividends payable                                       $      40,390             -             -







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

     Basis of Presentation
     ---------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank of Griffin (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Investment Securities
     ---------------------
     The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1998 and 1997 the Company had no trading securities.

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

     Other Investments
     -----------------
     Other investments include equity securities with no readily determinable fair value. These investment securities are carried at cost. During 1997, certain equity securities previously included in other investments were transferred to available for sale as these securities began trading on a national exchange.

                     FNB BANKING COMPANY AND SUBSIDIARY

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Mortgage Loans Held for Sale
     ----------------------------
     Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net earnings of the period in which the change occurs.

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

     Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in six different categories. Grades four though six are assigned allocations of loss based on management's estimate of potential loss which is generally based on discounted, collateral deficiencies. Loans graded one through three are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses a devoted internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

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

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The Bank had no material amounts of impaired loans at December 31, 1998 and 1997.

                     FNB BANKING COMPANY AND SUBSIDIARY

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Premises and Equipment
     ----------------------
     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. Costs incurred for maintenance and repairs are expensed currently. The range of estimated useful lives for premises and equipment are:

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

     Net Earnings Per Common Share
     -----------------------------
     Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" became effective for the Company for the year ended December 31, 1997. This standard specifies the computation, presentation and disclosure requirements for earnings per share and is designed to simplify previous earnings per share standards and to make domestic and international practices more compatible. Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period such as options, convertible securities and warrants are included in diluted earnings per share. The Company has no potential common shares and correspondingly, earnings per share amounts for all years presented are based on 807,800 shares, the weighted average number of common shares outstanding.

     Other
     -----
     Property (other than cash deposits) held by the Bank in a fiduciary or agency capacity for customers is not included in the balance sheets since such items are not assets of the Bank.


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

                     FNB BANKING COMPANY AND SUBSIDIARY

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     Recent Accounting Pronouncements
     --------------------------------
     In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. Instruments used as fair value hedges account for the change in fair value in the earnings of the period simultaneous with accounting for the fair value change of the item being hedged. Cash flow hedges account for the change in fair value of the effective portion in comprehensive income rather than earnings and foreign currency hedges are accounted for in comprehensive income as part of the translation adjustment. Derivative instruments that are not intended as a hedge account for the change in fair value in the earnings of the period of the change. SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, but initial application of the Statement must be made as of the beginning of the quarter. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. The Bank believes the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or liquidity.

(2)  INVESTMENT SECURITIES
     Investment securities at December 31, 1998 and 1997 are as follows:

                                                               December 31, 1998
     SECURITIES HELD TO MATURITY:                             Gross          Gross        Estimated
                                           Amortized        Unrealized    Unrealized        Fair
                                              Cost             Gains        Losses          Value
                                           ---------        ----------    ----------      ---------
     U.S. Government agencies            $    500,000           10,780            -          510,780
     State, county and municipal            6,018,613          343,217            -        6,361,830
     Mortgage-backed securities               560,280            6,758            -          567,038
                                            ---------          -------       ------        ---------

       Total                             $  7,078,893          360,755            -        7,439,648
                                            =========          =======       ======        =========


                                                               December 31, 1997
                                                              Gross          Gross        Estimated
                                           Amortized        Unrealized    Unrealized        Fair
                                              Cost             Gains        Losses          Value
                                           ---------        ----------    ----------      ---------

     U.S. Government agencies            $  1,487,968           15,787            -        1,503,755
     State, county and municipal            6,281,208          332,250          442        6,613,016
     Mortgage-backed securities             1,623,777           38,464            -        1,662,241
                                            ---------          -------          ---        ---------
        Total                            $  9,392,953          386,501          442        9,779,012
                                            =========          =======          ===        =========


                                                               December 31, 1998
     SECURITIES AVAILABLE FOR SALE:                           Gross          Gross        Estimated
                                           Amortized        Unrealized    Unrealized        Fair
                                              Cost             Gains        Losses          Value
                                           ---------        ----------    ----------      ---------

    U.S. Government agencies             $ 10,498,769           84,426            -       10,583,195
    State, county and municipal               795,000            4,736            -          799,736
    Equity securities                         526,010        1,480,259            -        2,006,269
    Mortgage-backed securities              8,142,632           51,562       12,061        8,182,133
                                           ----------        ---------       ------       ----------
        Total                            $ 19,962,411        1,620,983       12,061       21,571,333
                                           ==========        =========       ======       ==========

                     FNB BANKING COMPANY AND SUBSIDIARY

(2)       INVESTMENT SECURITIES, CONTINUED

   SECURITIES AVAILABLE FOR SALE (CONTINUED):

                                                               December 31, 1997
                                                              Gross          Gross        Estimated
                                           Amortized        Unrealized    Unrealized        Fair
                                              Cost             Gains        Losses          Value
                                           ---------        ----------    ----------      ---------
     U.S. Government agencies            $  3,128,304           28,204         452        3,156,056
     Equity securities                        526,010        1,133,812           -        1,659,822
     Mortgage-backed securities             7,849,965           41,904      26,561        7,865,308
                                           ----------        ---------      ------       ----------

        Total                            $ 11,504,279        1,203,920      27,013       12,681,186
                                          ===========        =========      ======       ==========

     The amortized cost and fair value of investment securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Securities Held             Securities Available
                                                             to Maturity                     for Sale
                                                             -----------                     --------
                                                        Amortized     Estimated        Amortized    Estimated
                                                          Cost        Fair Value         Cost       Fair Value
                                                          ----        ----------         ----       ----------
     U.S Government agencies:
        1 to 5 years                                   $   500,000       510,780       4,995,806     5,023,500
        5 to 10 years                                        -             -           5,502,963     5,559,695
                                                        ----------       -------       ---------     ---------

                                                           500,000       510,780      10,498,769    10,583,195
                                                        ==========       =======      ==========    ==========

     State, county and municipal:
        Within 1 year                                      768,930       780,551               -             -
        1 to 5 years                                     2,094,272     2,186,153               -             -
        5 to 10 years                                    3,155,411     3,395,126               -             -
        More than 10 years                                     -             -           795,000       799,736
                                                        ----------     ---------      ----------     ---------
                                                         6,018,613     6,361,830         795,000       799,736
                                                        ==========     =========      ==========     =========

     Total securities other than mortgage-
      backed securities:
        Within 1 year                                      768,930       780,551               -             -
        1 to 5 years                                     2,594,272     2,696,933       4,995,806     5,023,500
        5 to 10 years                                    3,155,411     3,395,126       5,502,963     5,559,695
        More than 10 years                                       -             -         795,000       799,736

     Mortgage-backed securities                            560,280       567,038       8,142,632     8,182,133

     Equity securities                                         -            -            526,010     2,006,269
                                                        ----------     ---------       ---------     ---------

                                                       $ 7,078,893     7,439,648      19,962,411    21,571,333
                                                        ==========     =========      ==========    ==========

   Call premiums amounting to $26,762 were received on three called securities during 1998 and are included with securities gains in the 1998 statement of earnings. There were no sales of investment securities held to maturity during 1998, 1997 and 1996.

                     FNB BANKING COMPANY AND SUBSIDIARY

(2)  INVESTMENT SECURITIES, CONTINUED
     Proceeds from sales of securities available for sale during 1998, 1997 and 1996 were $1,942,216, $3,084,938 and $990,000, respectively. Gross losses of $15,227, $13,729 and $3,317 for 1998, 1997 and 1996,
     respectively, were realized on those sales.

     Certain investment securities were written down to their estimated realizable values because, in the opinion of management, the decline in value was considered other than temporary. During 1997 and 1996, the Company received $21,900 and $17,500, respectively, on an investment security that was in default and written down prior to 1992. The amounts received in excess of the remaining cost basis resulted in recoveries of $21,900 and $17,500 in 1997 and 1996, respectively. During 1996, the Company received $250,000 on another investment security that was written down in 1993 which resulted in a recovery of $90,000. These recoveries are included with securities gains in the statements of earnings.

     Securities with a carrying value of $19,127,000 and $17,414,000 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits as required by law.

(3)  LOANS
     Major classifications of loans at December 31, 1998 and 1997 are summarized as follows:

                                                     1998           1997
                                                     ----           ----

     Commercial, financial and agricultural    $  69,820,797     63,182,064
     Real estate - construction                    5,005,340      5,633,712
     Real estate - mortgage                       44,170,013     45,793,633
     Consumer                                     29,936,839     26,179,196
                                                 -----------    -----------

          Total loans                            148,932,989    140,788,605

          Less:  Allowance for loan losses         1,707,913      2,012,795
                 Unearned interest and fees          360,877        303,605
                                                 -----------    -----------

              Net loans                        $ 146,864,199    138,472,205
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

   Changes in the allowance for loan losses are summarized as follows:

                                                                 1998         1997         1996
                                                                 ----         ----         ----
      Balance at beginning of year                         $  2,012,795    1,422,603    1,273,267
      Amounts charged off                                    (1,031,039)    (394,245)    (473,420)
      Recoveries on amounts previously charged off              196,082      265,987      257,516
      Provision charged to operating expenses                   530,075      718,450      365,240
                                                              ---------    ---------    ---------

      Balance at end of year                               $  1,707,913    2,012,795    1,422,603
                                                              =========    =========    =========


The Company was servicing approximately $19,200,000 and $26,600,000 of mortgage loans for the Federal Home Loan Mortgage Corporation at December 31, 1998 and 1997, respectively.

                     FNB BANKING COMPANY AND SUBSIDIARY

(4)  PREMISES AND EQUIPMENT
     Premises and equipment at December 31, 1998 and 1997, are summarized as follows:

                                                 1998               1997
                                                 ----               ----
     Land and improvements                   $  1,385,125        1,385,125
     Buildings and improvements                 6,839,981        5,816,633
     Furniture and equipment                    4,246,150        3,364,070
     Construction in progress                     504,173          706,594
                                               ----------       ----------

                                               12,975,429       11,272,422
     Less:  Accumulated depreciation            4,703,878        4,405,741
                                               ----------       ----------

                                             $  8,271,551        6,866,681
                                               ==========       ==========

     Depreciation expense was $504,747, $434,316 and $397,020 for the years ended December 31, 1998, 1997 and 1996, respectively.

(5)  DEPOSITS
     The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $30,385,000 and $28,962,600 at December 31,
     1998 and 1997, respectively. Deposits from related parties totaled approximately $2,637,000 and $2,635,000 at December 31, 1998 and 1997,
     respectively.

     At December 31, 1998, the scheduled maturities of time deposits were as follows:

          1999                               $ 70,039,808
          2000                                 10,899,619
          2001                                  2,240,740
          2002                                  2,563,549
          2003 and thereafter                   4,243,645
                                               ----------
                                             $ 89,987,361
                                               ==========

(6)  NOTE PAYABLE
     Note payable at December 31, 1998 and 1997, consisted of the following:

                                                                1998     1997
                                                                ----     ----
        Note payable, due in monthly installments of $13,889
          plus interest at 70% of the prime interest rate
          through August 1, 2001, collateralized by certain
          land and buildings.                                $ 444,446  611,112

     Aggregate maturities required on the note payable at December 31, 1998, were as follows:

          1999                                               $ 166,668
          2000                                                 166,668
          2001                                                 111,110
                                                               -------

                                                             $ 444,446
                                                               =======

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

     At December 31, 1998, the Bank has an advance payable of $1,142,857 with a fixed interest rate of 6.72% and interest payable monthly with equal principal payments due semi-annually until maturity in 2002. The Bank has an advance payable of $1,250,000 with a fixed interest rate of 5.50% and interest payable monthly with equal principal payments due quarterly until maturity in 2008.

(8)  EMPLOYEE BENEFIT PLANS
     The Company had a noncontributory defined benefit plan covering substantially all of its employees who have completed one year of service. Effective September 1, 1997, the plan was terminated. All participants as of September 1, 1997, became fully vested and no new participants were allowed to be admitted to the plan. No further contributions were made to the plan except payments necessary to attain full funding of the liabilities under the plan. As a result of the curtailment of benefits, the Company recognized a curtailment gain of $76,700. During 1998, the Company made a payment of $50,191 to attain full funding of the liabilities under the plan. Subsequent to this payment, the assets of the plan were distributed to the participants as per their election and the plan is terminated and has no assets as of December 31, 1998.

     The following table sets forth the Plan's status and amounts recognized in the balance sheet at December 31, 1997. Plan assets are stated at fair value and consist of cash, certificates of deposit, equity securities and government securities.

                                                                     1997
          Actuarial present value of benefit obligations:
             Vested                                              $  3,447,488
             Nonvested                                                      -
                                                                    ---------
               Total accumulated benefit obligations             $  3,447,488
                                                                    =========

          Projected benefit obligations for services rendered
            to date                                              $  3,447,488
          Plan assets at fair value                                 3,397,500
                                                                    ---------

          Assets less than projected benefit obligation               (49,988)

          Unamortized net asset existing at date of
            adoption of SFAS 87                                             -
          Unamortized net gain from past experience
            different from that assumed and effects of
            changes in assumptions                                    (74,936)
                                                                    ---------
               Prepaid (accrued) pension cost included in
                 other liabilities                                $  (124,924)
                                                                    =========


   The components of net pension cost for the years ended December 31, 1997 and 1996, were as follows:

                                                      1997             1996
                                                      ----             ----

         Service cost for benefits earned       $  177,324          143,364
          Interest cost on projected benefit
           obligations                             239,764          222,170
          Actual return on plan assets            (379,899)        (282,114)
          Net amortization and deferral            126,335           42,580
                                                  --------         --------
          Net pension cost                      $  163,524          126,000
                                                  ========         ========

                     FNB BANKING COMPANY AND SUBSIDIARY

(8)  EMPLOYEE BENEFIT PLANS, CONTINUED
     The following assumptions were used in determining the actuarial present value of the projected benefit obligations at December 31, 1997:

          Discount rate                                    7.0%
          Rate of increase in future compensation levels     -
          Expected long-term rate of return on assets      8.25%

     The Company has a profit sharing plan covering substantially all employees. Effective January 1, 1995, the Company amended the plan to comply with the requirements of Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees, subject to certain minimum service requirements. The Company will match up to 6% of the participants' before tax contributions. The Company's matching contributions amounted to $297,000, $205,000 and $130,000 in 1998, 1997 and 1996, respectively.

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


                                                              Approximate
                                                              Contractual
                                                                Amount
                                                                ------

                                                          1998          1997
          Financial instruments whose contract            ----          ----
           amounts represent credit risk:
             Commitments to extend credit           $  25,500,000    16,650,000
             Standby letters of credit and
                financial guarantees written        $     873,000       467,000

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

     Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit at December 31, 1998 are approximately 74% collateralized.

                     FNB BANKING COMPANY AND SUBSIDIARY

(10) DIVIDEND LIMITATIONS
     Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 1999 without prior approval is approximately $3,861,000 plus 1999 earnings of the Bank.

(11) INCOME TAXES
     The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                               1998         1997          1996
                                               ----         ----          ----

          Current                          $ 1,273,786   1,728,161    1,337,793
          Deferred                             191,748    (282,482)     (47,032)
                                             ---------   ---------    ---------

                                           $ 1,465,534   1,445,679    1,290,761
                                             =========   =========    =========

     The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

                                               1998         1997        1996
                                               ----         ----        ----

       Pretax income at statutory rates    $ 1,491,238   1,452,620    1,367,116
          Add (deduct):
           Tax-exempt interest income         (130,297)   (139,939)    (155,070)
           Nondeductible interest expense       14,539      15,024       16,273
           Other                                90,054     117,974       62,442
                                             ---------   ---------    ---------

                                           $ 1,465,534   1,445,679    1,290,761
                                             =========   =========    =========

   The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset (liability). At December 31, 1998 and 1997, the Company's net deferred tax liability is included as a component of other liabilities.


                                                             1998        1997
                                                             ----        ----
       Deferred income tax assets:
          Allowance for loan losses                     $   464,807     572,074
          Reserve for pension contributions                       -      47,420
          Other                                              92,540      86,676
                                                         ----------   ---------

            Total gross deferred income tax assets          557,347     706,170
                                                         ----------   ---------

       Deferred income tax liabilities:
          Net unrealized gain on investment securities     (611,391)   (447,225)
          Premises and equipment                           (601,382)   (558,457)
                                                         ----------  ----------
            Total gross deferred income tax liabilities  (1,212,773) (1,005,682)
                                                         ----------  ----------
       Net deferred income tax liability                $  (655,426)   (299,512)
                                                         ==========  ==========

                     FNB BANKING COMPANY AND SUBSIDIARY

(12) RELATED PARTY TRANSACTIONS
     The Company conducts transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1998:

          Beginning balance                     $  5,721,630
           Loans advanced                          3,012,204
           Repayments                             (2,488,421)
                                                  ----------

          Ending balance                        $  6,245,413
                                                  ==========

(13) MISCELLANEOUS OPERATING EXPENSES
     Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

                                              1998          1997       1996
                                              ----          ----       ----

          Stationery and supplies           $ 250,151     257,523    279,814
          Postage                           $ 184,230     186,379    179,591
          Directors fees                    $ 157,650     163,575    154,400
          Data processing                   $ 284,322     337,270    321,540

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

     Cash and Cash Equivalents
     -------------------------
     For cash and due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

     Interest-bearing Deposits with Other Banks
     ------------------------------------------
     The carrying value of interest-bearing deposits with other banks is a reasonable estimate of fair value.

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

                     FNB BANKING COMPANY AND SUBSIDIARY

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
        FHLB Advances
        -------------
        The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

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

     The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                          1998                               1997
                                                          ----                               ----
                                              Carrying          Estimated         Carrying         Estimated
                                               Amount           Fair Value         Amount          Fair Value
                                               ------           ----------         ------          ----------
   Assets:
     Cash and cash equivalents              $  13,216,634        13,216,634       21,775,498        21,775,498
     Interest -bearing deposits with
       other banks                                500,000           500,000          500,000           500,000
     Investment securities                     28,650,226        29,010,981       22,074,139        22,460,198
     Other investments                            825,700           825,700          825,700           825,700
     Loans and mortgage loans held
       for sale                               149,413,624       148,308,428       139,022,555      137,402,363

    Liabilities:
     Deposits                                 174,544,401       175,220,065       167,717,568      168,104,529
     FHLB advances                              2,392,857         2,432,455         1,428,571        1,446,785
     Notes payable                                444,446           444,446           611,112          611,112

     Unrecognized financial instruments:
     Commitments to extend credit              25,500,000        25,500,000        16,650,000       16,650,000
     Standby letters of credit              $     873,000          873,000            467,000          467,000

                     FNB BANKING COMPANY AND SUBSIDIARY

(15) REGULATORY MATTERS
     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to average risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998 and 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The consolidated and bank only actual capital amounts and ratios for 1998 and 1997 are also presented in the table.

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                           For Capital           Prompt Corrective
                                                          Actual        Adequacy Purposes        Action Provisions
                                                          ------        -----------------        -----------------
                                                   Amount       Ratio     Amount     Ratio      Amount         Ratio
                                                   ------       -----     ------     -----      ------         -----
 AS OF DECEMBER 31, 1998
  Total Risk-Based Capital (to Risk
   Weighted Assets):
    Consolidated                                $ 24,268,215    16.6%   11,695,525   > 8.0%           N/A     N/A
                                                                                     -
    FNB Griffin                                 $ 23,432,413    15.1%   12,414,523   > 8.0%    15,518,154     > 10.0%
                                                                                     -                        -
  Tier I Capital (to Risk Weighted Assets):
    Consolidated                                $ 22,560,598    15.4%    5,859,896   > 4.0%           N/A     N/A
                                                                                     -
    FNB Griffin                                 $ 21,724,795    14.0%    6,207,084   > 4.0%     9,310,626     >  6.0%
                                                                                     -                        -
  Tier 1 Capital (to Average Assets):
    Consolidated                                $ 22,560,598    11.4%    7,915,999   > 4.0%           N/A     N/A
                                                                               -
    FNB Griffin                                 $ 21,724,795    11.1%    7,828,755   > 4.0%     9,785,944     >  5.0%
                                                                                     -                        -

 AS OF DECEMBER 31, 1997
  Total Risk-Based Capital (to Risk
   Weighted Assets):
    Consolidated                                $ 22,448,925    15.4%   11,661,779   > 8.0%           N/A     N/A
                                                                                     -
    FNB Griffin                                 $ 21,545,269    15.1%   11,414,712   > 8.0%    14,268,390     > 10.0%
                                                                                     -                        -
  Tier I Capital (to Risk Weighted Assets):
    Consolidated                                $ 20,625,527    14.1%    5,851,213   > 4.0%           N/A     N/A
                                                                               -
    FNB Griffin                                 $ 19,765,753    13.9%    5,687,986   > 4.0%     8,531,980     >  6.0%
                                                                                     -                        -
  Tier 1 Capital (to Average Assets):
    Consolidated                                $ 20,625,527    11.3%    7,301,072   > 4.0%           N/A     N/A
                                                                                     -
    FNB Griffin                                 $ 19,765,753    10.9%    7,253,487   > 4.0%     9,066,859     >  5.0%
                                                                                     -                        -

                     FNB BANKING COMPANY AND SUBSIDIARY

(16) FNB BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                               Balance Sheets
                         December 31, 1998 and 1997

                                   Assets
                                   ------

                                                                                           1998          1997
                                                                                           ----          ----
Cash                                                                                   $    368,728      359,257
Investment in First National Bank of Griffin                                             21,804,566   19,816,834
Investment securities available for sale                                                  2,006,270    1,659,822
Other assets                                                                                467,842      537,290
                                                                                         ----------   ----------
                                                                                       $ 24,647,406   22,373,203
                                                                                         ==========   ==========


                    Liabilities and Stockholders' Equity
                    ------------------------------------

Other liabilities                                                                      $    564,206      508,951
Dividends payable                                                                           525,070      484,680
Stockholders' equity                                                                     23,558,130   21,379,572
                                                                                         ----------   ----------
                                                                                       $ 24,647,406   22,373,203
                                                                                         ==========   ==========


                           Statements of Earnings
                           ----------------------

             For the Years Ended December 31, 1998, 1997 and 1996

                                                                            1998           1997           1996
                                                                            ----           ----           ----
Income:
  Interest and dividends                                                $    45,658         31,514        17,796
  Other                                                                     129,912        220,148       240,879
  Dividends from subsidiary                                               1,009,750        888,580       807,800
                                                                          ---------      ---------     ---------

                                                                          1,185,320      1,140,242     1,066,475
                                                                          ---------      ---------     ---------

Other operating expenses                                                    214,209        239,510       178,203
                                                                          ---------      ---------     ---------

  Earnings before income taxes and equity in undistributed
   earnings of bank subsidiary                                              971,111        900,732       888,272

Income tax benefit (expense)                                                 14,667            -         (27,361)
                                                                           --------      ---------     ---------

   Earnings before equity in undistributed earnings of
    bank subsidiary                                                         985,778        900,732       860,911

Equity in undistributed earnings of bank subsidiary                       1,934,681      1,926,003     1,869,256
                                                                          ---------      ---------     ---------

   Net earnings                                                         $ 2,920,459      2,826,735     2,730,167
                                                                          =========      =========     =========

                     FNB BANKING COMPANY AND SUBSIDIARY

(16) FNB BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION,
     CONTINUED

                          Statements of Cash Flows

            For the Years Ended December 31, 1998, 1997 and 1996

                                                                            1998           1997           1996
                                                                            ----           ----           ----
Cash flows from operating activities:
    Net earnings                                                       $  2,920,459      2,826,735     2,730,167
    Adjustments to reconcile net earnings
      to net cash provided by operating activities:
      Equity in undistributed earnings of bank subsidiary                (1,934,681)    (1,926,003)   (1,869,256)
      Depreciation                                                           17,537         35,073        35,073
      Change in other assets and liabilities, net                           (24,484)        50,421        23,336
                                                                         ----------      ---------     ---------

    Net cash provided by operating activities                               978,831        986,226       919,320
                                                                         ----------      ---------     ---------


Cash flows from financing activities - dividends paid                      (969,360)      (888,580)     (807,800)
                                                                         ----------      ---------     ---------

Net increase (decrease) in cash                                               9,471         97,646       111,520

Cash at beginning of the period                                             359,257        261,611       150,091
                                                                          ---------      ---------     ---------

Cash at end of the period                                              $    368,728        359,257       261,611
                                                                          =========      =========     =========

Supplemental disclosure of cash flow information:

    Net unrealized (gain) loss on investment securities
     available for sale, net of tax                                    $   (267,849)      (762,987)       17,993

    Change in dividends receivable from subsidiary                     $     40,390              -             -

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FNB BANKING COMPANY
                                        (Registrant)


                                   By: /s/ C.A. Knowles
                                         C.A. Knowles
                                         President

Dated:  March 30, 1999


                       POWER OF ATTORNEY AND SIGNATURES

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C.A. Knowles and John T. Newton, Jr., or each of them, his attorney-in-fact, each with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                          Title                             Date
        ---------                          -----                             ----
 /s/ John T. Newton, Jr.        Chairman of the Board of Directors          3/30/99
John T. Newton, Jr.

 /s/ C.A. Knowles               President, Treasurer, and                   3/30/99
C.A. Knowles                    Director (principal executive officer)

 /s/ William K. Holmes          Assistant Treasurer (principal              3/30/99
William K. Holmes               accounting and financial officer)

 /s/ James A. Mankin            Director and Secretary                      3/30/99
James A. Mankin

___________________________     Director                                    _______
Ernest F. Carlisle, III

 /s/ Henry Cheatham, III        Director                                    3/30/99
J. Henry Cheatham, III

 /s/ James G. Cheatham          Director                                    3/30/99
James G. Cheatham

 /s/ David G. Newton            Director                                    3/30/99
David G. Newton

                                  EXHIBIT INDEX



Exhibit No.              Description of Exhibit
-----------              ----------------------

   21.0                  Subsidiaries of FNB Banking Company.

   24.0 A Power of Attorney is set forth on the signature page to this Form 10-KSB.

   27.0                  Financial Data Schedule (for SEC use only)