Form 10QSB
period 1999-03-31
FNB BANKING CO
filed 1999-05-13
CIK 757262

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 1999

                                     OR

            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period from _________________ to __________________

                       Commission file number 2-94292

                             FNB Banking Company
                             -------------------
           (Exact name of registrant as specified in its charter)

            Georgia                                      58-1479370
    -------------------------                ------------------------------
     (State of Incorporation)             (I.R.S. Employer Identification No.)

     318 South Hill Street
     Griffin, Georgia                                         30224
    -------------------------                              ------------
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

                               YES XX   NO
                                   --
            Common stock, par value $1 per share:  807,800 shares
                      outstanding as of April 15, 1999

                        FNB BANKING COMPANY AND SUBSIDIARY

                                    INDEX

                                                                                           Page No.
                                                                                           --------
PART I            FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheet (unaudited) at March 31, 1999                     3

                  Consolidated Statements of Earnings (unaudited) for the Three
                    Months Ended March 31, 1999 and 1998                                       4

                  Consolidated Statements of Comprehensive Income (unaudited)
                    for the Three Months Ended March 31, 1999 and 1998                         5

                  Consolidated Statements of Cash Flows (unaudited) for the
                    Three Months Ended March 31, 1999 and 1998                                 6

                  Notes to Consolidated Financial Statements                                   7

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                      8-10

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings                                                            11

     Item 2.      Changes in Securities                                                        11

     Item 3.      Defaults Upon Senior Securities                                              11

     Item 4.      Submission of Matters to a Vote of Security Holders                          11

     Item 5.      Other Information                                                            11

     Item 6.      Exhibits and Reports on Form 8-K                                             11

                               PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                             FNB BANKING COMPANY AND SUBSIDIARY
                                 Consolidated Balance Sheet

                                        March 31, 1999
                                          (Unaudited)

                                        Assets
                                        ------
Cash and due from banks                                                  $     8,988,442
Federal funds sold                                                            19,084,416
Interest-bearing deposits with other banks                                       500,000
Investment securities held to maturity                                         6,598,307
Investment securities available for sale                                      22,416,627
Other investments                                                                825,700
Mortgage loans held for sale                                                   1,540,039

Loans                                                                        147,700,607
Less:  Unearned interest and fees                                               (345,031)
       Allowance for loan losses                                              (1,880,817)
                                                                             -----------

          Loans, net                                                         145,474,759
Premises and equipment, net                                                    8,231,147
Accrued interest receivable and other assets                                   1,547,967
                                                                             -----------

                                                                         $   215,207,404
                                                                             ===========

                         Liabilities and Stockholders' Equity
                         ------------------------------------

Liabilities:
    Deposits:
       Noninterest-bearing                                               $    33,991,231
       Interest-bearing                                                      153,487,191
                                                                             -----------

          Total deposits                                                     187,478,422

    FHLB advances                                                              2,361,607
    Notes payable                                                                402,779
    Accrued interest payable and accrued liabilities                           1,139,196
                                                                             -----------

          Total liabilities                                                  191,382,004
                                                                             -----------

Stockholders' equity:
    Common stock, $1 par value; 5,000,000 shares
       authorized; 807,800 shares issued and outstanding                         807,800
    Retained earnings                                                         22,235,031
    Accumulated other comprehensive income                                       782,569
                                                                             -----------

          Total stockholders' equity                                          23,825,400
                                                                             -----------

                                                                         $   215,207,404
                                                                             ===========


See accompanying notes to consolidated financial statements.

                                 FNB BANKING COMPANY AND SUBSIDIARY
                                 Consolidated Statements of Earnings

                         For the Three Months Ended March 31, 1999 and 1998
                                             (Unaudited)

                                                                                       1999             1998
                                                                               ---------------     -------------

Interest income:
    Interest and fees on loans                                                  $    3,782,511        3,803,825
    Interest on investment securities:
       Tax-exempt                                                                       90,977           88,579
       Taxable                                                                         351,237          267,707
    Interest on federal funds sold                                                     138,670          133,191
                                                                                    ----------      -----------

         Total interest income                                                       4,363,395        4,293,302
                                                                                    ----------      -----------
Interest expense:
    Deposits                                                                         1,588,360        1,518,689
    Federal funds purchased and FHLB advances                                           35,167           23,671
    Notes payable                                                                        7,036           10,702
                                                                                    ----------      -----------

         Total interest expense                                                      1,630,563        1,553,062
                                                                                    ----------      -----------

         Net interest income                                                         2,732,832        2,740,240

Provision for loan losses                                                              419,600          143,950
                                                                                    ----------      -----------

         Net interest income after provision for loan losses                         2,313,232        2,596,290
                                                                                    ----------      -----------
Other operating income:
    Service charges on deposit accounts                                                362,999          345,095
    Fees for trust services                                                             30,000           30,000
    Securities gains, net                                                                   -             2,453
    Other operating income                                                             237,346          141,749
                                                                                    ----------      -----------

         Total other operating income                                                  630,345          519,297
                                                                                    ----------      -----------
Other operating expense:
    Salaries and employee benefits                                                   1,275,199        1,173,681
    Occupancy and equipment                                                            392,530          363,124
    Other operating expense                                                            585,100          543,430
                                                                                    ----------      -----------

         Total other operating expense                                               2,252,829        2,080,235
                                                                                    ----------      -----------
         Earnings before income taxes                                                  690,748        1,035,352

Income taxes                                                                           208,514          349,359
                                                                                    ----------      -----------

         Net earnings                                                           $      482,234          685,993
                                                                                    ----------      -----------

Net earnings per common share based on average outstanding
    shares of 807,800 in 1999 and 1998:                                         $          .60              .85
                                                                                    ----------      -----------




See accompanying notes to consolidated financial statements.

                                FNB BANKING COMPANY AND SUBSIDIARY
                           Consolidated Statements of Comprehensive Income

                          For the Three Months Ended March 31, 1999 and 1998
                                             (Unaudited)

                                                                                         1999             1998
                                                                                         ----             ----
Net earnings                                                                        $    482,234          685,993
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities available for sale:
       Holding gains (losses) arising during period, net of tax
         of $131,752 and $233,586                                                       (214,963)         381,113
       Reclassification adjustment for gains included
         in net earnings, net of tax of $932 for 1998                                          -           (1,521)
                                                                                       ---------       ----------

       Total other comprehensive income (loss)                                          (214,963)         379,592
                                                                                       ---------       ----------

       Comprehensive income                                                         $    267,271        1,065,585
                                                                                       =========       ==========




See accompanying notes to consolidated financial statements

                           FNB BANKING COMPANY AND SUBSIDIARY
                          Consolidated Statements of Cash Flows

                   For the Three Months Ended March 31, 1999 and 1998
                                    (Unaudited)

                                                                                           1999          1998
                                                                                           ----          ----
Cash flows from operating activities:
    Net earnings                                                                     $     482,233       685,993
       Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Provision for loan losses                                                      419,600       143,950
            Depreciation, amortization and accretion                                       154,586       130,195
            Gain on sales of investment securities                                               -        (2,453)
            Gain on sale of other real estate and repossessed collateral                   (87,596)            -
            Change in assets and liabilities:
               Mortgage loans held for sale                                              1,009,386      (797,505)
               Interest receivable                                                         153,759       113,923
               Interest payable                                                             (9,813)      (23,420)
               Other, net                                                                  290,209       263,997
                                                                                         ---------    ----------

                     Net cash provided by operating activities                           2,412,364       514,680
                                                                                         ---------    ----------

Cash flows from investing activities:
    Proceeds from maturities and paydowns of investment securities held to maturity        481,059     1,182,899
    Proceeds from maturities and paydowns of investment securities available for sale    3,810,695       468,319
    Proceeds from sales of investment securities available for sale                              -     1,051,333
    Purchases of investment securities available for sale                               (5,000,000)   (6,977,769)
    Net change in loans                                                                    978,323       912,042
    Proceeds from sales of other real estate and repossessed collateral                    (44,893)        23,477
    Purchases of premises and equipment                                                   (117,358)     (333,463)
                                                                                         ---------    ----------

                     Net cash provided by (used by) investing activities                   107,826    (3,673,162)
                                                                                         ---------    ----------

Cash flows from financing activities:
    Net change in deposits                                                              12,934,021      (999,315)
    Repayments of note payable                                                             (41,667)      (41,666)
    Repayments of FHLB advances                                                            (31,250)            -
    Payment of cash dividend                                                              (525,070)     (484,680)
                                                                                         ---------    ----------

                     Net cash provided by (used by) financing activities                12,336,034    (1,525,661)
                                                                                         ---------    ----------

Net change in cash and cash equivalents                                                 14,856,224    (4,684,143)

Cash and cash equivalents at beginning of period                                        13,216,634    21,775,498
                                                                                         ---------    ----------

Cash and cash equivalents at end of period                                       $      28,072,858    17,091,355
                                                                                         ---------    ----------
Supplemental disclosures of cash flow information:
    Cash paid for interest                                                       $       1,640,376     1,576,482

Noncash investing and financing activities:
    Change in net unrealized gains (losses) on investment
       securities available for sale, net of tax                                 $        (214,963)      381,113
    Transfers of loans to other real estate                                      $         236,583        67,375
    Financed sales of other real estate                                          $         287,769        33,983


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                  For the Three Months in the Periods Ended
                           March 31, 1999 and 1998

Forward-Looking Statement

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

Financial Condition

Total assets at March 31, 1999, were $215,207,404, representing a $12,425,489 (6.13%) increase from December 31, 1998. Deposits increased $12,934,021 (7.41%) from December 31, 1998. Loans decreased $1,389,440
(.95%). The allowance for loan losses at March 31, 1999, totaled $1,880,817, representing 1.27% of total loans compared to December 31, 1998 total of $1,707,913 representing 1.15% of total loans. Cash and cash equivalents increased $14,856,224 from December 31, 1998.

The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 31.85% or $493,000 from $1,548,000 at December 31, 1998, to $2,041,000 at March 31, 1999. The increase is due to the addition of a commercial loan relationship of $1,031,000 to non-accrual status during the
first three months of 1999.   There were no related party loans which were
considered nonperforming at March 31, 1999.

The Company's subsidiary bank was most recently examined by its primary regulatory authority in January 1998. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

For the three months ended March 31, 1999, the Company reported net income of $482,234, or $0.60 per share, compared to $685,993, or $0.85 per share, for the same period in 1998. Net income for the three months ended March 31, 1999 decreased $203,759, or 30%, compared to the same period in 1998. The decrease was the primary result of the increase in the provision for loan losses of $275,650, compared to the same period in 1998.

Net interest income is the primary source of the Company's operating income. Net interest income decreased approximately $7,400 (.27%) in the first three months of 1999 compared to the same period for 1998. Interest income for the first three months of 1999 was $4,363,395, representing an increase of $70,093 (1.63%) over the same period in 1998. Interest expense for the first three months of 1999 increased $77,501 (5.00%) compared to the same period in 1998. The increase in interest income and interest expense during the first three months of 1999 compared to the same period in 1998 is primarily attributable to the increase in the volume of both investment securities and deposits.

The provision for loan losses for the three months of 1999 increased $275,650 compared to the same period for 1998. The increase in the provision for loan losses is primarily attributable to one commercial loan relationship of approximately $1,120,000 that has been downgraded to substandard and a possible substantial loss could be realized on this relationship throughout the remainder of the year. Net loan charge-offs for the three months ended March 31, 1999 were $222,331, compared to $50,477, for the same period in 1998. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income increased for the three months ended March 31, 1999 by $111,048, or 21.38%, compared to the same period in 1998, primarily due to two other real estate properties that were sold and gains of $87,596 were recognized on those sales during 1999.

Other operating expenses for the first three months of 1999 increased $172,594 (8.30%) compared to the first three months in 1998. The net increase is primarily attributable to an increase in employee costs due to an increase in the number of employees necessary to handle asset growth of $101,518, an increase in depreciation expense of $45,209 related to Year 2000 purchases and also due to increase in deposit accounts charged-off during the year of $54,389, compared to the same period in 1998.

Income tax expense, expressed as a percentage of earnings before income taxes, decreased as tax exempt income relative to pre-tax earnings increased, causing the income tax to decrease in the first three months of 1999 compared to the same period in 1998.


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

The Company's subsidiary, FNB Griffin, performs most of its data processing in-house using purchased banking software and hardware for its main applications, such as loans and deposits. Included in these in-house operations are a teller processing system, a check sorter system, a check imaging system, and a trust processing system. Besides its main applications, the bank has a number of ancillary systems connected to various vendors to process specific work, such as automated teller machines, credit cards, accounts receivable and accounts payable, mortgage loans, payroll and the like. In addition, the Bank uses several non-information systems that are vital to its operation. These include vault and alarm systems, communications, postal services, utilities and such.

The Bank is also aware of the potential exposure it has to its viability as a business based on the Year 2000 preparedness of third parties such as its customers and correspondent banking relationships including the Federal Reserve Bank.

The Bank's State of Readiness

The Bank is under the authority of the Office of the Comptroller of the Currency (the "OCC") who working together with the other bank regulatory agencies have released an Interagency Statement under which guidance the Bank is managing the Year 2000 project. This Statement describes five phases: Awareness, Assessment, Renovation, Validation and Implementation, and established timelines for completion of each phase. The Bank believes its mission critical applications are within those guidelines. The Bank believes that all necessary remediations were completed prior to December 31, 1998.

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

This Bank and others are reliant on the Federal Reserve Bank of Atlanta to process much of its work. While some functions, such as wire transfers, could continue by telephone if the Federal Reserve's automated system does not perform as expected, certain applications, such as check processing and automated clearing house transactions are critical to the operation of the Bank, and if disrupted, would seriously impact the Bank's ability to serve its customers. The Bank believes the Federal Reserve Bank of Atlanta is aggressively pursuing a Year 2000 compliance strategy and that the risk of their non-compliance is slight, but it is beyond the control of the Bank and must be considered.

Other outsiders whose non-compliance could severely impact the Bank include the local power provider and telephone companies.

The Bank's Contingency Plans

The Bank has a Business Disruption Contingency Plan that would be implemented in the event of any internal or external system failure. The Plan calls for switching to PC or manual processing, depending on the system and the nature of the failure. The Bank is continually reviewing and refining its plan. The Bank believes it could continue to operate regardless of the failure. It has plans to make loans and process deposits, receive and disperse cash and update account balances.

Capital

The following tables present FNB Banking Company's regulatory capital position at March 31, 1999:

    Risk-Based Capital Ratios
    -------------------------

    Tier 1 Tangible Capital, Actual                       15.2%
    Tier 1 Tangible Capital minimum requirement            4.0%
                                                          ----

    Excess                                                11.2%
                                                          ----

    Total Capital, Actual                                 16.4%
    Total Capital minimum requirement                      8.0%
                                                          ----

    Excess                                                 8.4%
                                                          ----

   Leverage Ratio
   --------------

   Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                  11.0%
   Minimum leverage requirement                            4.0%
                                                          ----

   Excess                                                  7.0%

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

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K

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


                                     FNB BANKING COMPANY



                                     By:   /s/ C.A. Knowles
                                         -------------------------------------
                                         C.A. Knowles, President and Treasurer
                                         (Principal Executive Officer)


                                     Date:       May 13, 1999
                                            ----------------------------------


                                     By:    /s/ William K. Holmes
                                         -------------------------------------
                                         William K. Holmes
                                         Assistant Treasurer
                                         (Principal Accounting Officer)


                                     Date:      May 13, 1999
                                            ----------------------------------