Form 10QSB
period 1999-06-30
FNB BANKING CO
filed 1999-08-12
CIK 757262

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1999
                                     OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ________ to __________

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

                               YES  XX    NO
                                   -----     ----

            Common stock, par value $1 per share:  789,275 shares
                     outstanding as of  July 22, 1999.

                        FNB BANKING COMPANY AND SUBSIDIARY

                                       INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I            FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheet (Unaudited) at June 30, 1999                                   3

                  Consolidated Statements of Earnings (Unaudited) for the Three
                    Months and the Six Months Ended June 30, 1999 and 1998                                  4

                  Consolidated Statements of Comprehensive Income (Unaudited)
                    for the Three Months and the Six Months Ended June 30, 1999 and 1998                    5

                  Consolidated Statements of Cash Flows (Unaudited) for the Six
                    Months Ended June 30, 1999 and 1998                                                     6

                  Notes to Consolidated Financial Statements (Unaudited)                                    7

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                   8-11

PART II.          OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                         12

     Item 2.      Changes in Securities                                                                     12

     Item 3.      Defaults Upon Senior Securities                                                           12

     Item 4.      Submission of Matters to a Vote of Security Holders                                       12

     Item 5.      Other Information                                                                         12

     Item 6.      Exhibits and Reports on Form 8-K                                                          12

                                    PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  FNB BANKING COMPANY AND SUBSIDIARY
                                     Consolidated Balance Sheet

                                             June 30, 1999
                                              (Unaudited)

                                                Assets
                                                ------
Cash and due from banks                                                                       $     10,021,481
Federal funds sold                                                                                   3,305,653
Interest-bearing deposits with other banks                                                             500,000
Investment securities available for sale                                                            32,221,441
Other investments                                                                                      721,600
Mortgage loans held for sale                                                                         1,357,770

Loans                                                                                              151,642,886
Less:  Unearned income                                                                                (352,095)
       Allowance for loan losses                                                                    (2,322,642)
                                                                                                 -------------

                Loans, net                                                                         148,968,149

Premises and equipment, net                                                                          8,254,228
Other assets                                                                                         1,625,922
                                                                                                 -------------

                                                                                              $    206,976,244
                                                                                                 =============
                                 Liabilities and Stockholders' Equity
                                 ------------------------------------
Liabilities:
    Deposits:
       Noninterest-bearing                                                                    $     28,900,781
       Interest-bearing                                                                            151,898,830
                                                                                                 -------------

                Total deposits                                                                     180,799,611

    FHLB advances                                                                                    1,473,214
    Notes payable                                                                                      361,113
    Other liabilities                                                                                1,167,928
                                                                                                 -------------

                Total liabilities                                                                  183,801,866
                                                                                                 -------------
Stockholders' equity:
    Common stock, $1 par value; authorized
       5,000,000 shares; issued and outstanding
       796,099 shares                                                                                  796,099
    Retained earnings                                                                               21,670,272
    Accumulated other comprehensive income                                                             708,007
                                                                                                 -------------

                Total stockholders' equity                                                          23,174,378
                                                                                                 -------------

                                                                                              $    206,976,244
                                                                                                 =============
See accompanying notes to consolidated financial statements.

                           FNB BANKING COMPANY AND SUBSIDIARY

                           Consolidated Statements of Earnings
           For the Three Months and the Six Months Ended June 30, 1999 and 1998
                                      (Unaudited)

                                                                  Three Months                  Six Months
                                                                      Ended                       Ended
                                                                1999         1998            1999        1998
                                                                ----         ----            ----        -----
Interest income:
    Loans                                                   $ 3,930,731     3,850,286      7,713,242    7,654,111
    Investment securities:
       Tax exempt                                               105,749        88,793        196,726      177,372
       Taxable                                                  368,323       328,170        719,560      595,877
    Federal funds sold                                           97,009       119,144        235,679      252,335
                                                             ----------    ----------     ----------   ----------

         Total interest income                                4,501,812     4,386,393      8,865,207    8,679,695
                                                             ----------    ----------     ----------   ----------
Interest expense:
    Deposits                                                  1,574,791     1,570,288      3,163,151    3,088,977
    Federal funds purchased and FHLB advances                    28,982        23,172         64,149       46,843
    Notes payable                                                 6,490        10,168         13,526       20,870
                                                             ----------    ----------     ----------   ----------

         Total interest expense                               1,610,263     1,603,628      3,240,826    3,156,690
                                                             ----------    ----------     ----------   ----------

         Net interest income                                  2,891,549     2,782,765      5,624,381    5,523,005

Provision for loan losses                                       675,268       129,625      1,094,868      273,575
                                                             ----------    ----------     ----------   ----------

Net interest income after provision for loan losses           2,216,281     2,653,140      4,529,513    5,249,430
                                                             ----------    ----------     ----------   ----------
Other operating income:
    Service charges on deposit accounts                         360,118       365,542        723,117      710,637
    Fees for trust services                                      30,000        30,000         60,000       60,000
    Securities gains, net                                             -             -              -        2,453
    Other operating income                                      119,577       167,017        356,923      308,766
                                                             ----------    ----------     ----------   ----------

         Total other operating income                           509,695       562,559      1,140,040    1,081,856
                                                             ----------    ----------     ----------   ----------
Other operating expense:
    Salaries and other personnel expense                      1,264,236     1,207,194      2,539,435    2,380,875
    Net occupancy and equipment expense                         391,056       346,940        783,586      710,064
    Other operating expense                                     579,383       629,903      1,164,483    1,173,333
                                                             ----------    ----------     ----------   ----------

         Total other operating expense                        2,234,675     2,184,037      4,487,504    4,264,272
                                                             ----------    ----------     ----------   ----------

         Earnings before income taxes                           491,301     1,031,662      1,182,049    2,067,014

Income taxes                                                    122,063       350,888        330,577      700,247
                                                             ----------    ----------     ----------   ----------

         Net earnings                                       $   369,238       680,774        851,472    1,366,767
                                                             ==========    ==========     ==========   ==========
Earnings per common share based on average outstanding
    shares of 798,028, 807,800,  802,887 and 807,800,
    respectively:
       Net earnings per share                               $       .46           .84           1.06         1.69
                                                                    ===           ===           ====         ====

       Dividends declared per common share                  $       .60           .60            .60          .60
                                                                    ===           ===           ====         ====

See accompanying notes to consolidated financial statements.

                          FNB BANKING COMPANY AND SUBSIDIARY

                    Consolidated Statements of Comprehensive Income
          For the Three Months and the Six Months Ended June 30, 1999 and 1998
                                     (Unaudited)

                                                                         Three Months               Six Months
                                                                            Ended                     Ended
                                                                      1999         1998         1999        1998
                                                                      ----         ----         ----        ----
Net earnings                                                     $   369,238      680,774      851,472    1,366,767

Other comprehensive income, net of tax:
    Unrealized gains on securities available for sale:
       Holding gains (loss) arising during period, net of tax
         of $45,699, $29,997, $177,451 and $203,588                  (74,562)     (48,943)    (289,525)     332,170
       Reclassification adjustment for (gains) losses included
         in net earnings, net of tax of $932                               -            -            -       (1,521)
                                                                  ----------     --------    ---------   ----------

       Total other comprehensive income (loss)                       (74,562)     (48,943)    (289,525)     330,649
                                                                  ----------     --------    ---------   ----------

       Comprehensive income                                      $   294,676      631,831      561,947    1,697,416
                                                                  ==========     ========    =========   ==========


See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

                                Consolidated Statements of Cash Flows
                          For the Six Months Ended June 30, 1999 and 1998
                                              (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                              1999                       1998
                                                                              ----                       ----
Cash flows from operating activities:
    Net earnings                                                       $      851,472                  1,366,767
       Adjustments to reconcile net earnings to net
          cash provided by operating activities:
            Provision for loan losses                                       1,094,868                    273,575
            Gain on sale of repossessed collateral                            (87,596)                         -
            Depreciation, amortization and accretion                          318,684                    233,340
            Gains on sales of investment securities                                 -                     (2,453)
            Change in assets and liabilities:
               Interest receivable                                            (26,640)                   (95,468)
               Interest payable                                               (34,592)                   (34,122)
               Other, net                                                    (137,807)                    58,626
               Mortgage loans held for sale                                 1,191,655                    146,530
                                                                          -----------                -----------

                     Net cash provided by operating activities              3,170,044                  1,946,795
                                                                          -----------                -----------
Cash flows from investing activities:
    Proceeds from maturities and paydowns of
       investment securities held to maturity                                 548,795                  1,553,466
    Proceeds from maturities and paydowns of
       investment securities available for sale                             4,562,972                  1,155,685
    Proceeds from sales of investment securities available for sale                 -                  1,051,333
    Purchases of investment securities available for sale                  (9,151,194)               (10,020,581)
    Net change in loans                                                    (3,102,849)                (3,282,974)
    Proceeds from sale of other investments                                   104,100                          -
    Purchases of premises and equipment                                      (300,125)                (1,019,875)
    Proceeds from sale of repossessed collateral                               19,633                     23,477
                                                                          -----------                -----------

                     Net cash used by investing activities                 (7,318,668)               (10,539,469)
                                                                          -----------                -----------
Cash flows from financing activities:

    Net change in deposits                                                  6,255,210                  2,283,478
    Repayments of long-term debt                                              (83,333)                   (83,333)
    Repayments of FHLB Advances                                              (919,643)                  (142,857)
    Purchase and retirement of common stock                                  (468,040)                         -
    Dividends paid                                                           (525,070)                  (484,680)
                                                                          -----------                -----------

                     Net cash provided by financing activities              4,259,124                  1,572,608
                                                                          -----------                -----------

Net change in cash and cash equivalents                                       110,500                 (7,020,066)

Cash and cash equivalents at beginning of period                           13,216,634                 21,775,498
                                                                          -----------                -----------

Cash and cash equivalents at end of period                             $   13,327,134                 14,755,432
                                                                          ===========                ===========
Supplemental cash flow information:
    Cash paid for income taxes                                         $      415,000                    689,500
    Cash paid for interest                                             $    3,275,418                  3,190,812
Noncash investing and financing activities:

    Change in net unrealized (gains) losses on investment securities
       available for sale, net of tax                                  $      289,525                   (330,649)
    Transfers of loans to other real estate                            $      236,583                     67,375
    Financed sales of other real estate                                $      332,662                     33,983


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

      Stock Repurchase and Retirement
      -------------------------------
      In May 1999 the Company redeemed and retired 11,701 shares of its $1 par value common stock for a total purchase price of $468,040. Additionally, on July 1, 1999, the Company redeemed and retired 6,824 shares of its common stock.

(4)   Implementation of Recent Accounting Pronouncements
      --------------------------------------------------
      The Company adopted Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") during the second quarter of 1999. As allowed by SFAS No. 133, an entity may transfer any held to maturity security into the available for sale or trading category without calling into question the entity's intent to hold other securities to maturity in the future. The result of the transfer of held to maturity securities to the available for sale category was to increase stockholders' equity approximately $4,000. There were no other financial statement effects associated with the implementation of SFAS No. 133.

Item 2.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

                For the Six Months in the Periods Ended
                        June 30, 1999 and 1998

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

FINANCIAL CONDITION

    Total assets at June 30, 1999, were $206,976,244 representing a $4,194,329 (2.07%) increase from December 31, 1998. Deposits increased $6,255,210 (3.58%) from December 31, 1998. Loans increased $2,709,897
(1.82%). The allowance for loan losses at June 30, 1999, totaled $2,322,642, representing 1.53% of total loans compared to December 31, 1998, total of $1,707,913 representing 1.15% of total loans. Cash and cash equivalents increased $110,500 from December 31, 1998.

    The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due decreased 51.17% or $524,000 from $1,548,000 at December 31, 1998, to $1,024,000 at June 30, 1999. The decrease is due to a reduction of past due loans less than 90 days and still accruing interest by approximately $207,000 and the charge-off of a commercial loan of $218,000 during the first six months of 1999. There were no related party loans which were considered nonperforming at June 30, 1999.

    The Company's subsidiary bank was most recently examined by its primary regulatory authority in July 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

    For the six months ended June 30, 1999, the Company reported net income of $851,472, or $1.06 per share, compared to $1,366,767, or $1.69 per share, for the same period in 1998. Net income for the six months ended June 30, 1999, decreased $515,295 or 37.70%, compared to the same period in 1998. The decrease was the primary result of the increase in the provision of loan losses of $821,293, compared to the same period in 1998.

    Net interest income increased $101,376 (1.84%) in the first six months of 1999 compared to the same period for 1998. Interest income for the first six months of 1999 was $8,865,207, representing an increase of $185,512 (2.14%) over the same period in 1998. Interest expense for the first six months of 1999 increased $84,136 (2.67%) compared to the same period in 1998. The increase in interest income and interest expense during the first six months of 1999 compared to the same period in 1998 is primarily attributable to the increase in the volume of both loans and deposits.

    The provision for loan losses for the six months of 1999 increased $821,293 compared to the same period for 1998. The increase is primarily attributable to one commercial loan relationship of approximately $1,120,000 that has been downgraded to substandard and a possible substantial loss could be realized on this relationship throughout the remainder of the year. Net loan charge-offs for the six months ended June 30, 1999, were $408,000, compared to $744,000, for the same period in 1998. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

    Other operating income increased for the six months ended June 30, 1999, by $58,184 or 5.38%, compared to the same period in 1998, primarily due to two other real estate properties that were sold and gains of $87,596 were recognized on those sales during 1999.

    Other operating expenses for the six months of 1999 increased $223,232 (5.23%) compared to the first six months in 1997. The net increase is primarily attributable to an increase in employee costs of $172,000, due to a combination of additional employees and salary increases of the existing workforce, and an increase in depreciation expense of $123,000 related to Year 2000 purchases and capital improvements.

Item 2.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS, continued

                For the Six Months in the Periods Ended
                        June 30, 1999 and 1998


CAPITAL

The following tables present FNB Banking Company's regulatory capital position at June 30, 1999:

    Risk-Based Capital Ratios
    -------------------------

    Tier 1 Tangible Capital, Actual                      14.7%
    Tier 1 Tangible Capital minimum requirement           4.0%
                                                       ------

    Excess                                               10.7%
                                                       ------

    Total Capital, Actual                                16.2%
    Total Capital minimum requirement                     8.0%
                                                       ------

    Excess                                                8.2%
                                                       ======

    Leverage Ratio
    --------------
    Tier 1 Tangible Capital to adjusted total assets
      ("Leverage Ratio")                                10.8%

    Minimum leverage requirement                         4.0%
                                                       -----

   Excess                                                6.8%
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

RISK OF THE BANK'S YEAR 2000 ISSUES

All the bank's major systems have been remediated and tested. Testing is complete for all other systems and review of the testing documentation is also complete. While the Bank believes it will be adequately prepared, no assurances can be given that it will not be exposed to potential losses resulting from problems with its internal systems associated with the century date change.

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

          (a) FNB Banking Company's annual meeting of stockholders was held on April 15, 1999.

          (b) The following is a summary of matters submitted to a vote of security holders:

               1. The election * of the following directors to serve the current year term:

                      C.A. Knowles
                      James A. Mankin
                      Ernest F. Carlisle, III
                      John T. Newton, Jr.
                      David G. Newton
                      J. Henry Cheatham, III
                      Gilliam Cheatham

          A tabulation of votes concerning the above issues is as follows:

                                               Director
                                               Election
                                               --------

          Shares voted by proxy in favor        565,245
          Shares voted in person in favor       131,275
          Shares voted in person against              -
          Shares abstained from voting                -
                                               --------

          Total shares represented              696,520
                                               ========

          Total shares outstanding              807,800
                                               ========

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

                                     FNB BANKING COMPANY



                                     By:  /s/ C.A. Knowles
                                        -----------------------------------
                                        C.A. Knowles, President and
                                        Treasurer (Principal Executive
                                        Officer)


                                     Date:    8/10/99
                                          ---------------------------------



                                     By:  /s/ William K. Holmes
                                        -----------------------------------
                                        William K. Holmes
                                        Assistant Treasurer
                                        (Principal Accounting Officer)


                                     Date:    8/10/99
                                          ---------------------------------