Form 10QSB
period 1999-09-30
FNB BANKING CO
filed 1999-11-08
CIK 757262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission file number 2-94292

                               FNB BANKING COMPANY
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                      58-1479370
   -----------------------                 ------------------------------------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

         318 South Hill Street
             GRIFFIN, GEORGIA                              30224
   --------------------------------------               ----------
  (Address of principal executive offices)              (Zip Code)

                                  770-227-2251
                                -----------------
                               (Telephone Number)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES /XX/ NO  /  /

              Common stock, par value $1 per share: 788,924 shares
                       outstanding as of October 26, 1999


                                        FNB BANKING COMPANY AND SUBSIDIARY

                                                       INDEX

                                                                                                          PAGE NO.

PART I             FINANCIAL INFORMATION
      Item 1.      Financial Statements
                   Consolidated Balance Sheet (unaudited) at September 30, 1999                                 3

                   Consolidated Statements of Earnings (unaudited) for the Three
                     Months and the Nine Months Ended September 30, 1999 and 1998                               4

                   Consolidated Statements of Comprehensive Income (unaudited) for the
                      Three Months and the Nine Months Ended September 30, 1999 and 1998                        5

                   Consolidated  Statements  of Cash Flows  (unaudited)  for the
                     Nine Months Ended September 30, 1999 and 1998                                              6-7

                   Notes to Consolidated Financial Statements (unaudited)                                       8

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                                      9-12

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                            13

      Item 2.      Changes in Securities                                                                        13

      Item 3.      Defaults Upon Senior Securities                                                              13

      Item 4.      Submission of Matters to a Vote of Security Holders                                          13

      Item 5.      Other Information                                                                            13

      Item 6.      Exhibits and Reports on Form 8-K                                                             13

                                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       FNB BANKING COMPANY AND SUBSIDIARY
                                           Consolidated Balance Sheet
                                               September 30, 1999
                                                  (Unaudited)

                                                     Assets
                                                     ------

  Cash and due from banks                                                                   $       15,034,748
  Federal funds sold                                                                                 5,161,387
  Interest-bearing deposits with other banks                                                           500,000
  Investment securities available for sale                                                          32,419,015
  Other investments                                                                                    721,600
  Mortgage loans held for sale                                                                         754,551
  Loans                                                                                            151,715,029
  Less: Unearned income                                                                               (319,206)
        Allowance for loan losses                                                                   (2,485,800)
                                                                                                 -------------
  Loans, net                                                                                       148,910,023
  Premises and equipment, net                                                                        8,122,387
  Other assets                                                                                       1,595,095
                                                                                                 -------------
                                                                                            $      213,218,806
                                                                                                 =============
                                      Li1abilities and Stockholders' Equity
                                      -------------------------------------

  Liabilities:
     Deposits:
         Noninterest-bearing                                                                $       31,092,032
         Interest-bearing                                                                          156,830,943
                                                                                                --------------
              Total deposits                                                                       187,922,975

     FHLB advances                                                                                   1,441,964
     Notes payable                                                                                     319,446
     Other liabilities                                                                                 444,366
                                                                                                --------------
              Total liabilities                                                                    190,128,751

  Stockholders' equity:
     Common stock, $1 par value; authorized 5,000,000 shares;
        issued and outstanding 789,095 shares                                                          789,095
     Retained earnings                                                                              21,994,990
     Accumulated other comprehensive income                                                            305,970
                                                                                                --------------
         Total stockholders' equity                                                                 23,090,055
                                                                                                --------------
                                                                                            $      213,218,806
                                                                                                ==============

See accompanying notes to consolidated financial statements.


                                        FNB BANKING COMPANY AND SUBSIDIARY

                                        Consolidated Statements of Earnings

                    For the Three Months and the Nine Months Ended September 30, 1999 and 1998
                                                    (Unaudited)



                                                                   Three Months Ended              Nine Months Ended
                                                                   ------------------              -----------------
                                                                   1999          1998            1999            1998
                                                                   ----          ----            ----            ----
Interest income:
   Loans                                                       $3,843,104      4,000,318      11,556,346      11,654,429
    Investment securities:
       Tax exempt                                                 108,997         90,912         305,723         268,284
       Taxable                                                    377,373        377,663       1,096,933         973,540
   Federal funds                                                   90,725         29,779         326,404         282,114
                                                               ----------      ---------      ----------      ----------

       Total interest income                                    4,420,199      4,498,672      13,285,406      13,178,367
                                                               ----------      ---------      ----------      ----------
Interest expense:
   Deposits                                                     1,562,733      1,585,666       4,725,884       4,674,643
   Federal funds purchased and FHLB advances                       21,392         24,683          85,541          71,526
   Notes payable                                                    5,933          9,403          19,459          30,273
                                                               ----------      ---------      ----------      ----------
         Total interest expense                                 1,590,058      1,619,752       4,830,884       4,776,442
                                                               ----------      ---------      ----------      ----------

       Net interest income                                      2,830,141      2,878,920       8,454,522       8,401,925
Provision for loan losses                                         250,000        124,400       1,344,868         397,975
                                                               ----------      ---------      ----------      ----------

       Net interest income after provision for loan losses      2,580,141      2,754,520       7,109,654       8,003,950
                                                               ----------      ---------      ----------      ----------
Other income:
   Service charges on deposit accounts                            394,389        386,002       1,117,506       1,096,639
   Fees for trust services                                         30,000         30,000          90,000          90,000
   Net loss on securities transactions                               --           (6,778)           --            (4,325)
   Other operating income                                         146,163        210,150         503,086         518,916
                                                               ----------      ---------      ----------      ----------

       Total other income                                         570,552        619,374       1,710,592       1,701,230
                                                               ----------      ---------      ----------      ----------
Other expense:
   Salaries and other personnel expense                         1,315,883      1,219,832       3,855,318       3,600,707
   Net occupancy and equipment expense                            424,608        388,701       1,208,194       1,098,765
   Other operating expense                                        510,342        544,853       1,674,825       1,718,186
                                                               ----------      ---------      ----------      ----------

       Total other expense                                      2,250,833      2,153,386       6,738,337       6,417,658
                                                               ----------      ---------      ----------      ----------

Earnings before income taxes                                      899,860      1,220,508       2,081,909       3,287,522
Income taxes                                                      301,986        420,089         632,563       1,120,336
                                                               ----------      ---------      ----------      ----------

       Net earnings                                            $  597,874        800,419       1,449,346       2,167,186
                                                               ==========      =========       =========       =========

Earnings per common share based on average
  outstanding shares of 789,255, 807,800, 798,294 and
  807,800, respectively:
     Net earnings per share                                    $     0.76           0.99            1.82            2.68
                                                               ==========      =========       =========       =========

     Dividends per share                                       $     --             --              0.60            0.60
                                                               ==========      =========       =========       =========

See accompanying notes to consolidated financial statements.


                                           FNB BANKING COMPANY AND SUBSIDIARY
                                     Consolidated Statements of Comprehensive Income
                       For the Three Months and the Nine Months Ended September 30, 1999 and 1998
                                                       (Unaudited)

                                                                         Three Months                 Nine Months
                                                                            Ended                        Ended
                                                                      1999         1998           1999            1998
                                                                      ----         ----           ----            ----

Net earnings                                                      $ 597,874       800,419       1,449,346      2,167,186
Other comprehensive income, net of tax:
     Unrealized gains on securities available for sale:
       Holding gains (loss) arising during period, net of tax
          of $246,410, $101,766, $423,861 and $101,891             (402,037)     (170,240)       (691,562)       161,929
       Reclassification adjustment for losses included in
          net earnings, net of tax of $2,576 and $1,643                --           4,202            --            2,682
                                                                  ---------      --------      ----------      ---------
     Total other comprehensive income (loss)                       (402,037)     (166,038)       (691,562)       164,611
                                                                  ---------      --------      ----------      ---------
     Comprehensive income                                         $ 195,837       634,381         757,784      2,331,797
                                                                  =========      ========      ==========      =========

See accompanying notes to consolidated financial statements.

                                   FNB BANKING COMPANY AND SUBSIDIARY
                                 Consolidated Statements of Cash Flows
                         For the Nine Months Ended September 30, 1999 and 1998
                                              (Unaudited)

                                                                               Nine Months Ended
                                                                                   September 30,
                                                                               1999            1998
                                                                               ----            ----

Cash flows from operating activities:
   Net earnings                                                          $  1,449,346        2,167,186
       Adjustments to reconcile net earnings to net
        cash provided by operating activities:
              Provision for loan losses                                     1,344,868          397,975
              Depreciation, amortization and accretion                        476,866          376,565
              Loss on securities transactions                                    --              4,325
              Gain on sale of repossessed collateral                          (87,596)            --
              Change in assets and liabilities:
                  Interest receivable                                          59,340           25,373
                  Interest payable                                            (32,353)          (4,934)
                  Other, net                                                 (194,693)         189,761
                  Mortgage loans held for sale                              1,794,874          (24,221)
                                                                         ------------        ---------

                       Net cash provided by operating activities            4,810,652        3,132,030
                                                                         ------------        ---------

Cash flows from investing activities:
   Proceeds from maturities and paydowns of
      investment securities held to maturity                                  548,795        1,869,470
   Proceeds from maturities and paydowns
      of investment securities available for sale                           5,698,168        2,589,300
   Proceeds from sales of investment securities available for sale               --          1,942,216
   Purchases of investment securities available for sale                  (11,137,362)     (12,024,800)
   Proceeds from sales of other investments                                   104,100             --
   Change in loans                                                         (3,294,723)      (5,685,860)
   Purchases of premises and equipment                                       (336,329)      (1,320,827)
   Proceeds from sale of premises and equipment                                14,815             --
   Change in interest-bearing deposits with other banks                          --         (2,000,000)
   Proceeds from sales of repossessed collateral                               19,633           23,477
                                                                         ------------        ---------

                       Net cash used by investing activities               (8,382,903)     (14,607,024)
                                                                         ------------        ---------

Cash flows from financing activities:
   Net change in deposits                                                  13,378,574          776,965
   Repayments of long-term debt                                              (125,000)        (125,000)
   Repayments of FHLB advances                                               (950,893)        (142,857)
   Purchase and retirement of common stock                                   (748,200)            --
   Dividends paid                                                          (1,002,729)        (969,360)
                                                                         ------------        ---------
                    Net cash provided (used) by financing activities       10,551,752         (460,252)
                                                                         ------------        ---------

Net increase (decrease) in cash and cash equivalents                        6,979,501      (11,935,246)

Cash and cash equivalents at beginning of the period                       13,216,634       21,775,498
                                                                         ------------        ---------

Cash and cash equivalents at end of period                               $ 20,196,135        9,840,252
                                                                         ============        =========

                                   FNB BANKING COMPANY AND SUBSIDIARY
                            Consolidated Statements of Cash Flows, continued
                         For the Nine Months Ended September 30, 1999 and 1998
                                              (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               1999             1998
                                                                               ----             ----

Supplemental cash flow information:
   Cash paid for income taxes                                            $     701,000         983,000
   Cash paid for interest                                                $   4,863,237       4,781,376



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

(3)  Stock Repurchase and Retirement
     -------------------------------
     In May 1999 the Company redeemed and retired 11,701 shares of its $1 par value common stock for a total purchase price of $468,040. Additionally, on July 1, 1999, the Company redeemed and retired 6,824 shares of its common stock, and on September 20, 1999, redeemed and retired 180 shares for a total purchase price of $272,960 and $7,200, respectively. Subsequent to September 30, 1999, the Company has redeemed and retired an additional 171 shares of its common stock.

(4)  Implementation of Recent Accounting Pronouncements
     --------------------------------------------------
     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") during the second quarter of 1999. As allowed by SFAS No. 133, an entity may transfer any held to maturity security into the available for sale or trading category without calling into question the entity's intent to hold other securities to maturity in the future. The result of the transfer of held to maturity securities to the available for sale category was to increase stockholders' equity approximately $4,000. There were no other financial statement effects associated with the implementation of SFAS No. 133.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    For the Nine Months in the Periods Ended
                           September 30, 1999 and 1998

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

FINANCIAL CONDITION

       Total assets at September 30, 1999, were $213,218,806 representing a $10,436,891 (5.15%) increase from December 31, 1998. Deposits increased $13,378,574 (7.66%) from December 31, 1998. Loans increased $2,045,824 (1.39%).
The allowance for loan losses at September 30, 1999, totaled $2,485,800, representing 1.64% of total loans compared to December 31, 1998 totals of $1,707,913 representing 1.15% of total loans. Cash and cash equivalents increased $6,979,501 from December 31, 1998.

       The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due decreased 30.10% or $466,000 from $1,548,000 at December 31, 1998 to
$1,082,000 at September 30, 1999. The decrease is due to a reduction of loans more than 90 days past due and still accruing interest of approximately $182,000 and the charge-off of a commercial loan of $218,000 during the first nine months of 1999. There were no related party loans considered nonperforming at September 30, 1999.

       The Company's subsidiary bank was most recently examined by its primary regulatory authority in July 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

       For the nine months ended September 30, 1999, the Company reported net income of $1,449,346, or $1.82 per share, compared to $2,167,186, or $2.68 per share for the same period in 1998. Net income for the period September 30, 1999, decreased $717,840 or 33.12%, compared to the same period in 1998. The decrease was the primary result of the increase in the provision for loan losses of $946,893, compared to the same period in 1998.

       Net interest income increased $52,597 (0.63%) in the first nine months of 1999 compared to the same period for 1998. Interest income for the first nine months of 1999 was $13,285,406, representing an increase of $107,039 (0.81%) over the same period in 1998. Interest expense for the first nine months of 1999 increased $54,442 (1.14%) compared to the same period in 1998. The increase in interest income and interest expense during the first nine months of 1999 compared to the same period in 1998 is primarily attributable to the increase in the average volume of both loans and deposits.

         The provision for loan losses for the first nine months of 1999 increased $946,893 compared to the same period for 1998. The increase is primarily attributable to one commercial relationship of approximately $1,120,000 that has been downgraded to doubtful. A specific reserve of $400,000 has been assigned to this relationship. In addition, the finance company (a wholly-owned subsidiary of the Bank) increased its provision for loan losses by $200,000 during 1999 due to significant losses realized in its portfolio. Net loan charge-offs for the six months ended September 30, 1999, were $363,539, compared to $739,857, for the same period in 1998. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

                    For the Nine Months in the Periods Ended
                           September 30, 1999 and 1998



       Other operating income increased for the nine months ended September 30, 1999, by $9,362 or 0.55%, compared to the same period in 1998, primarily due to two other real estate properties that were sold and gains recognized on those sales during 1999.

       Other operating expenses for the nine months of 1999 increased $320,679 (5.00%) compared the first nine months in 1998. The net increase is primarily attributable to an increase in employee costs of approximately $279,000 due to a combination of additional employees and salary increases of the existing workforce, and an increase in depreciation expense of $134,000 related to Year 2000 purchases and capital improvements.


CAPITAL

The following tables present FNB Banking Company's regulatory capital position at September 30, 1999:

      Risk-based Capital Ratios
      -------------------------

Tier 1 Tangible Capital, Actual                                    14.7%
Tier 1 Tangible Capital minimum requirement                         4.0%
                                                                   ----

Excess                                                             10.7%
                                                                   ====

Total Capital, Actual                                              16.3%
Total Capital minimum requirement                                   8.0%
                                                                   ----

Excess                                                              8.3%
                                                                   ====

Leverage Ratio
--------------

Tier 1 Tangible Capital to adjusted total assets
   ("Leverage Ratio")                                              10.9%
Minimum leverage requirement                                        4.0%
                                                                   ----

Excess                                                              6.9%
                                                                   ====

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

                    For the Nine Months in the Periods Ended
                           September 30, 1999 and 1998


YEAR 2000 PREPAREDNESS

The use of computer software that relies on a two digit number to define the applicable year may cause processing problems for computer controlled systems when the Year 2000 arrives. Malfunction could occur at several other noted dates as well. In view of the potential adverse impact of the Year 2000 problem on the Company and its subsidiary bank, its customers and its ability to continue to operate as a business, careful planning must be undertaken to ensure minimal disruption. The Company has established a centralized function to implement a process to this end.

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

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

                    For the Nine Months in the Periods Ended
                           September 30, 1999 and 1998

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

            None

Item 5.     Other Information
            -----------------

            None

Item 6.     Exhibits and Reports On Form 8-K
            --------------------------------

            (a)  Exhibits
                 --------

                 Exhibit 27 - Financial Data Schedule (for SEC use only)

            (b)  Reports on Form 8-K
                 -------------------

                 There were no Reports on Form 8-K during this reporting period.

                       FNB BANKING COMPANY AND SUBSIDIARY

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FNB BANKING COMPANY



                                      By:_____________________________________
                                         C.A. Knowles, President and Treasurer
                                         (Principal Executive Officer)


                                      Date:___________________________________




                                      By:_____________________________________
                                         William K. Holmes
                                         Assistant Treasurer
                                         (Principal Accounting Officer)


                                      Date:___________________________________