Form 10KSB
period 1999-12-31
FNB BANKING CO
filed 2000-03-30
CIK 757262

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                           COMMISSION FILE NO. 2-94292

                               FNB Banking Company

        (Exact name of Small Business Issuer as specified in its charter)

                Georgia                              58-1479370
        ----------------------------------------------------------------
           (State or other jurisdiction            (I.R.S. Employer
         of incorporation or organization)       Identification Number)

             318 South Hill Street
             Post Office Drawer F
             Griffin, Georgia                              30224
            -------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                    Issuer's telephone number: (770) 227-2251

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:   None.

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. NOT APPLICABLE. REGISTRANT IS NOT REQUIRED TO BE REGISTERED UNDER THE SECURITIES EXCHANGE ACT OF 1934.

State the Issuer's revenue for its most recent fiscal year:  $20,118,182


State the aggregate market value of the voting stock held by non-affiliates: AS OF MARCH 14, 2000, 294,363 SHARES OF COMMON STOCK, $1.00 PAR VALUE (THE "COMMON STOCK"), WITH AN AGGREGATE VALUE OF $11,774,520 (BASED UPON APPROXIMATE MARKET VALUE OF $40.00 /SHARE AND INCLUDING SHARES HELD BY THE REGISTRANT'S AFFILIATES) (THE LAST SALE PRICE KNOWN TO THE REGISTRANT FOR THE COMMON STOCK, FOR WHICH THERE IS NO ESTABLISHED TRADING MARKET).

State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: AS OF MARCH 14, 2000, THERE WERE 788,924 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK.

                                      INDEX

                                                                        PAGE

    PART I ................................................................1

    Item 1.   Description Of Business......................................1
    Item 2.   Description Of Property......................................7
    Item 3.   Legal Proceedings ...........................................8
    Item 4.   Submission of Matters to a Vote of
                   Security Holders........................................8

    PART II ...............................................................9

    Item 5.   Market for Common Equity and Related
                   Stockholder Matters.....................................9
    Item 6.   Management's Discussion and Analysis or
                  Plan of Operation........................................9
    Item 7.   Financial Statements........................................22
    Item 8.   Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure.............................................22

    PART III..............................................................23

    Item 9.   Directors, Executive Officers, Promoters
                   and Control Persons; Compliance with
                   Section 16(A) of the Exchange Act......................23
    Item 10.  Executive Compensation......................................24
    Item 11.  Security Ownership of Certain Beneficial
                    Owners and Management ................................24
    Item 12.  Certain Relationships and Related
                   Transactions...........................................26
    Item 13.  Exhibits and Reports on Form 8-K............................27

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

THE REGISTRANT

         FNB Banking Company, a Georgia corporation (the "Company" or "FNB"), was organized on July 13, 1982. On March 1, 1983, the Company acquired all of the 200,000 issued and outstanding shares of common stock of First National Bank of Griffin (the "Bank"). As a result of this transaction, the former shareholders of the Bank became the shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company.

         Certain statements included or incorporated by reference in this Form 10-KSB are forward-looking (as such term is defined in the Securities Exchange Act of 1934, as amended). Such statements may relate to the Company's or the Bank's operations, performance, and financial condition. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of the Company and the Bank. Actual results may differ materially from those expressed or implied by such forward-looking statements.

         The Company operates a full-service commercial banking business based in Griffin, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers, and individual retirement accounts. The Company also finances commercial transactions, makes secured and unsecured loans, and provides other financial services, including corporate, pension, and personal trust services, to its customers through the Bank. Through its subsidiary, Griffin Loans, Inc., a consumer finance company, the Company engages in the business of small making loans to individuals under the trade name "First Credit."


SERVICES

         The Bank is community oriented, with an emphasis on retail banking, and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and Visa accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

DEPOSITS

         The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1999, the Bank's deposit base, totaling approximately $177 million, consisted of approximately $29 million in non-interest bearing demand deposits (16% of total deposits), approximately $44 million in interest bearing demand deposits (including money market accounts) (24% of total deposits), approximately $19 million in savings deposits (10% of total deposits), approximately $61 million in time deposits in amounts less than $100,000 (34% of total deposits), and approximately $24 million in time deposits of $100,000 or more (13% of total deposits). Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

LOANS

         The Bank makes both secured and unsecured loans to individuals, firms, and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1999, consumer, real estate (including mortgage and construction loans), and commercial loans represented approximately 19%, 33%, and 48%, respectively, of the Bank's total loan portfolio. The Bank owns a consumer finance company, Griffin Loans, Inc. ("Griffin Loans"), which owns another consumer finance company, Zebulon Finance Corporation ("Zebulon Finance"). Most loans made by the finance company are for less than $1,000, but Griffin Loans also makes real estate loans for larger amounts. On June 17, 1999, the assets of Zebulon Finance were sold or incorporated into Griffin Loans, and the Zebulon operation is no longer run by Griffin Loans.

LENDING POLICY

         The current lending strategy of the Bank is to make loans only to persons who reside, work, or own property in its primary trade area consisting of Spalding and Henry Counties, Georgia. Unsecured loans normally are made only to persons who maintain depository relationships with the Bank. Secured loans are made to persons who are well-established and have net worth, collateral, and cash flow to support the loan. Real estate loans are normally made when such loans are secured by real property located in the Bank's primary trade area.

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

         Inter-agency guidelines adopted by federal bank regulators, including the Office of the Comptroller of the Currency (the "OCC"), mandate that financial institutions establish real estate lending policies and establish certain minimum real estate loan-to-value standards. The Bank has adopted these federal standards as its minimum standards. These standards require maximum loan-to-value ratios for various types of real estate loans as set forth below. The Bank may, however, make exceptions to the minimum standards, which exceptions must be accounted for and tracked.

                                                                   Loan-to-
                                                                  Value Limit
         Loan category                                             (percent)
         -------------                                             ---------

         Raw land                                                      65
         Land development                                              75
         Construction:
         Commercial, multifamily <F1> and
            other nonresidential                                       80
         1- to 4-family residential                                    85
         Improved Property                                             85
         Owner-occupied 1- to 4-family and
         home equity                                                  <F2>

-----------------------
[FN]
<F1>     Multifamily construction includes condominiums and cooperatives.
<F2>     A loan-to-value limit has not been established  for permanent  mortgage or home equity loans on owner-occupied, 1-to 4-family residential property. For any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

LOAN REVIEW AND NON-PERFORMING ASSETS

         The loan review officer of the Company reviews the Bank's loan portfolio to determine deficiencies and corrective action to be taken. The results of the reviews by the loan review officer are presented to the President and the Executive Committee of the Bank. On at least an annual basis, reviews are conducted for all loans over $50,000. Past due loans are reviewed at least weekly by lending officers and by the chief credit officer, and a summary report is reviewed monthly by the Board of Directors. The Board of Directors reviews all new loans over $25,000 whether current or past due each month.

ASSET/LIABILITY MANAGEMENT

         A committee composed of the Bank's officers is charged with managing the Bank's assets and liabilities. The committee attempts to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk. The committee directs the Bank's overall acquisition and allocation of funds. At monthly meetings, the committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the economy.

COMPETITION

         The banking business is highly competitive. The Company's primary market area consists of Spalding County, Georgia. The Company competes in Spalding County with five other commercial banks and in Henry County with 12 commercial banks. The deposit range of its competitors in Spalding County is $31 million to $138 million and $6 million to $352 million in Henry County. The Bank is the largest bank in Spalding County in terms of assets and deposit size, with assets and deposits at December 31, 1999, of approximately $219 million and $177 million, respectively, and the second smallest in Henry County in terms of deposits located in that county.

         In addition to the Company's competitors in Spalding and Henry County, the Company competes with commercial banks, thrifts, and various other financial institutions and brokerage houses located outside the market area. To a lesser extent, the Company also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. In addition, the Company and any non-banking subsidiaries it may establish in the future compete and will compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies, and insurance companies.

YEAR 2000 COMPLIANCE

         The Bank did not experience any material disruptions in their operations or activities as a result of the "Year 2000" problem. Nor did the Bank incur material expenses in correcting perceived or suspected Year 2000 problems. In addition, the Bank is not aware that any of its suppliers or customers has experienced any material disruptions in their operations or activities. The Bank does not expect to encounter any such problems in the foreseeable future, although it continues to monitor its computer operations for signs or indications of such problem.

         It is possible, however, that if Year 2000 problems are incurred by the customers of the Bank, such problems could have a negative impact on future operations and financial performance of the Bank, although the Bank has not been able to specifically identify any such problems among its clients or suppliers. Furthermore, the Year 2000 problem may impact other entities with which the Bank transacts business and the Bank cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Bank.

EMPLOYEES

         As of December 31, 1999, the Company and the Bank had 111 full-time and 25 part-time employees. The Company is not a party to any collective bargaining agreement. Management believes that the Company has satisfactory relations with its employees.

SUPERVISION AND REGULATION

GENERAL

         The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file financial information with, and is subject to periodic examination by, the Federal Reserve.

         The Act requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

    o     making or servicing loans and certain types of leases;
    o     performing certain data processing services;
    o     acting as fiduciary or investment or financial advisor;
    o     providing brokerage services;
    o     underwriting bank eligible securities;
    o underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
    o making investments in corporations or projects designed primarily to promote community welfare.

         In addition, effective March 11, 2000, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

    o lending, exchanging, transferring, investing for others or safeguarding money or securities;
    o insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
    o providing financial, investment, or economic advisory services, including advising an investment company;
    o issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
    o    underwriting,  dealing in, or making a market in securities.

         We have no immediate plans to register as a financial holding company.

         The laws of Georgia require annual registration with the Department of Banking and Finance (the "DBF") by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management, and intercompany relationships of a bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with. The DBF may make examinations of each bank holding company and each bank subsidiary thereof, other than a national bank.

         The Bank is a national bank chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the OCC. The OCC regulates or monitors all areas of the Bank's operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates, and establishment of branches. Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain federal laws concerning interest rates.

         The Bank is insured by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provisions having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the development or continuance of unsound and unsafe banking practices.

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

PAYMENT OF DIVIDENDS

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

         The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of a bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1999, the Bank's retained earnings from which dividends could be paid totaled approximately $22 million. For 1999, the Company's cash dividend payout to stockholders was forty-seven percent of net income.

MONETARY POLICY

         The results of operations of the Bank, and therefore the Company, are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

CAPITAL ADEQUACY

         The Federal Reserve and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent; (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent; and (3) a Tier One Capital to average assets of four percent. In addition, the Federal Reserve and the OCC have established a minimum three percent leverage ratio of Tier One Capital to total assets for the most highly-rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the OCC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the OCC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

         In addition, Section 38 of the Federal Deposit Insurance Corporation Act's "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

         The OCC has adopted regulations concerning the prompt corrective action provisions that place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least ten percent, a Tier One risk-based ratio of at least six percent and a leverage ratio of at least five percent; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least eight percent, a Tier One risk-based ratio of at least four percent and a leverage ratio of at least four percent; (3) an "undercapitalized" institution has a total risk-based capital ratio of under eight percent, a Tier One risk-based ratio of under four percent or a leverage ratio of under four percent; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under six percent, a Tier One risk-based ratio of under three percent or a leverage ratio of under three percent; and (5) a "critically undercapitalized" institution has a leverage ratio of two percent or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the OCC's regulations, the Bank was a "well capitalized" institution at December 31, 1999.

Set forth below are pertinent capital ratios for the Company and the Bank as of December 31, 1999.


MINIMUM CAPITAL REQUIREMENTS                 COMPANY            BANK
----------------------------                 -------            ----

Tier 1 Capital to Risk-based                 14.3%             13.7%<F1>
   Assets:  4.00%
Total Capital to Risk-based                  15.6%             15.0%<F2>
   Assets:  8.00%

Leverage Ratio (Tier 1 Capital               10.8%             10.5%<F3>
   to Average Assets): 4.00%
----------------------
[FN]
<F1>  Minimum for "Well Capitalized" Banks = 6%
<F2>  Minimum for "Well Capitalized" Banks = 10%
<F3>  Minimum for "Well Capitalized" Banks = 5%

RECENT LEGISLATIVE AND REGULATORY ACTION

         On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

    o prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

    o establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms.

     o contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions.

    o provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

         Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.

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

          HENRY COUNTY BRANCH
          -------------------

          996 Bear Creek Boulevard
          Hampton, Georgia 30228

         The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South Hill Street, Griffin, Georgia. The Company's main office is subject to a mortgage in the principal amount of $277,779 at December 31, 1999. None of the other properties of the Company are subject to encumbrances. The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies and to house the offices of Griffin Loans, Inc. The Company or the Bank owns these properties, except the Kroger Griffin Branch Limited Office, which is leased. The Bank owns the Henry County Branch property.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK

         There is no established public trading market for the Common Stock. As of March 14, 2000, the Company had 407 shareholders of record. At December 31, 1999, there were approximately 408 shareholders of record. Management is aware of sales of the Company's stock in 1998, aggregating approximately 11,425 shares in blocks ranging from 35 shares to 3,019 shares at prices ranging from $30 to $42 per share. Management is aware of sales of the Company's stock in 1999, aggregating approximately 5439 shares in blocks ranging from 17 shares to 1,353 shares at prices ranging from $40 to $42 per share.

DIVIDENDS

         In 1999 and 1998, the Company declared cash dividends of $1,009,750 ($1.25 per share) and $990,459 ($1.25 per share), respectively. The Company intends to continue paying cash dividends on a semi-annual basis. The amount and frequency of dividends, however, will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 10 to the Company's consolidated financial statements set forth in Item 7 hereof.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company's credit customers, all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

GENERAL

         The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956 and was incorporated under the laws of the state of Georgia in 1983. All of the Company's activities are currently conducted by the Bank. The Bank owns a consumer finance company, Griffin Loans, Inc., which engages in the business of making small loans to individuals. Griffin Loans, Inc. operates under the trade name of First Credit in Griffin, Georgia.

         The Company's subsidiary bank was most recently examined by its primary regulatory authority in July of 1999. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Company's liquidity, capital resources or operations.

         The following discussion is intended to provide insight into the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and accompanying notes.

STATEMENTS OF EARNINGS REVIEW

         Net earnings were $2.1 million in 1999, a decrease of 28% from the $2.9 million earned in 1998. Net earnings per share was $2.64 for 1999, compared with $3.62 reported in 1998, a decrease of 27.1%. Return on average assets and return on average stockholders' equity for 1999 was 1.00% and 9.67%, respectively, compared with 1.49% and 12.90%, respectively, for 1998. The decrease in earnings per share is due to the increase of $1,000,000 in the allowance for loan losses as a result of an anticipated loss with a single borrower. Net earnings were $2.9 million in 1998, an increase of 3.3% from the $2.8 million earned by the Company in 1997. Net earnings per share were $3.62 in 1998, compared with the $3.50 reported in 1997, an increase of 3.4 %. Return on average assets and return on average stockholders' equity for 1997 were 1.56% and 14.75%, respectively.

         Net interest income decreased by $8,000 or .01% in 1999. Net interest income at December 31, 1999 and 1998 remained stable at $11.3 million. Net yield (tax equivalent) on interest earning assets (5.99% in 1999 and 6.58% in 1998) decreased by 59 basis points in 1999 from 1998. Net interest income increased by $670,000 or 6.3% in 1998 over 1997. Net interest income at December 31, 1998, was $11.3 million compared to $10.7 million in 1997. Net yield (tax equivalent) on interest earning assets (6.58% in 1998 and 6.57% in 1997) increased approximately .02% in 1998 over 1997.

         The Company's operational results depend primarily on the earnings of the Bank. Its earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposits and other liabilities.

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

         The net interest spread was 5.13% in 1999, 5.65% in 1998 and 5.68% in 1997, while the net interest margin (on a tax-equivalent basis) was 5.99% in 1999, 6.58% in 1998 and 6.57% in 1997. The decreases in the margin and the spread in 1999 are primarily due to the decrease in loan rates due to competitive pricing without the same degree of corresponding rate decreases in interest bearing liabilities.

         The following table shows, for the past three years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities.

TABLE 1
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                  For the Years Ended December 31,
                                                 1999                           1998                             1997
                                    -----------------------------------------------------------------------------------------------
                                     Average             Yield/      Average             Yield/      Average               Yield/
                                     Balance   Interest   Rate       Balance  Interest    Rate       Balance   Interest     Rate
                                     ----------------------------------------------------------------------------------------------
Assets:
Interest earnings assets:
   Loans (including loan fees)      $152,329   15,481    10.16%     142,404    15,704     11.03%     140,193     14,904     10.63%
   Investment securities:
     Taxable                          24,850    1,516     6.10%      20,647     1,352      6.55%      15,101      1,041      6.89%
     Tax exempt                        7,816      624     7.98%       6,366       542      8.51%       6,919        600      8.67%
   Federal funds sold                  7,756      422     5.44%       5,834       328      5.62%       3,532        207      5.86%
                                     -------  -------             ---------   -------                -------     ------
Total interest earning assets        192,751   18,043     9.36%     175,251    17,926     10.23%     165,745     16,752     10.11%
Other non-interest earnings assets             17,185                          20,604                            15,686
                                              -------                         -------                            ------
       Total assets                 $209,936                        195,855                          181,431
                                     =======                        =======                          =======

Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Deposits:
   Interest-bearing demand
     and savings                    $ 59,987    1,407     2.35%      55,789     1,362      2.44%      53,653      1,361      2.54%
   Time                               85,537    4,686     5.48%      78,844     4,758      6.03%      70,801      4,008      5.66%
   FHLB advances                       2,256      145     6.43%       1,344        89      6.62%       5,153        332      6.44%
   Long-term debt                        354       25     7.06%         527        38      7.21%         688         50      7.27%
   Federal funds purchased and
     securities sold under
     repurchase agreements             5,286      229     4.33%       3,169       148      4.67%       2,196        119      5.42%
                                     -------   ------               -------    ------                -------     ------
       Total interest-bearing
         liabilities                 153,420    6,492     4.23%     139,673     6,395      4.58%     132,491      5,870      4.43%
Non-interest bearing deposits         30,652                         28,727                           26,474
Other liabilities                      4,118                          4,815                            3,298
Stockholders' equity                  21,746                         22,640                           19,168
                                     -------                        -------                           ------
       Total liabilities and
         stockholders' equity       $209,936                        195,855                          181,431
                                     =======                        =======                          =======
Excess of interest-earning assets
   over interest-bearing
   liabilities                      $ 39,331                          35,578                          33,254
                                     =======                         =======                         =======
Ratio of interest-earning assets to
   interest-bearing liabilities       125.64%                        125.47%                          125.10%
Net interest income                            11,551                          11,531                            10,882
                                               ======                          ======                            ======
Net interest spread                                       5.13%                            5.65%                             5.68%
                                                          ====                             ====                              ====
Net interest yield on interest
   earning assets                                         5.99%                            6.58%                             6.57%
                                                          ====                             ====                              ====

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

TABLE 2
CHANGES IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                  Increase (decrease) due to changes in:
                                                                   --------------------------------------
                                                               1999 over 1998                      1998 over 1997
                                                               --------------                      --------------
                                                          Volume     Rate   Total           Volume      Rate     Total
                                                          ------     ----   -----           ------      ----     -----
Interest income on:
   Loans (including loan fees)                         $   610       (833)   (223)            236        564      800
   Investment securities:
     Taxable                                               376       (212)    164             359        (48)     311
     Tax exempt                                            126        (44)     82             (47)       (11)     (58)
   Federal funds sold                                      120        (26)     94             129         (8)     121
                                                         -----      -----     ---             ---        ---    -----
        Total interest earning assets                    1,232     (1,115)    117             677        497    1,174
                                                         -----      -----     ---             ---        ---    -----
Interest expense on:
   Deposits:
     Interest-bearing demand and savings                    88        (43)     45              90        (89)       1
     Time                                                  967     (1,039)    (72)            476        274      750
   FHLB advances                                            58         (2)     56            (253)        10     (243)
   Long-term debt                                          (12)        (1)    (13)            (12)         -      (12)
   Federal funds purchased and securities sold
     under repurchase agreements                            91        (10)     81              42        (13)      29
                                                         -----     ------    ----             ---        ---    -----
Total interest-bearing liabilities                       1,192     (1,095)     97             343        182      525
                                                         -----      -----    ----             ---        ---    -----
Increase (decrease) in net interest income                  40        (20)     20             334        315      649
                                                         =====      ======   ====             ===        ===    =====

         Other operating income in 1999 of $2.3 million decreased from 1998 by $58,000 or 2.5%. The decrease is primarily attributable to a decrease in trust department fees and losses on securities. Other operating expenses increased $336,000 (3.8%) in 1999 over 1998 principally due to the increase in employee costs related to an increase in salaries of key employees, insurance increases and an increase in depreciation expense related to the Year 2000 purchases and capital improvements. Income taxes expressed as a percentage of earnings before income taxes decreased as tax exempt income as a percentage of earnings before taxes increased.

      Other operating income in 1998 of $2.4 million increased over 1997 by $87,000 or 3.8%. The increase is primarily attributable to an increase in gains on mortgage loans sold during 1998 of $79,000 over 1997. Other operating expenses increased $831,000 (10%) in 1998 over 1997 principally due to the increase in employee costs of approximately $346,000 related to an increase in the number of employees necessary to handle the asset growth. Also, the increase in other operating expenses relates to an increase of $88,000 in equipment and software maintenance and security costs associated with a new branch in Henry County, Georgia and a special contribution to Habitat for Humanity of $40,000. Income taxes expressed as a percentage of earnings before income taxes remained relatively stable at 34% in 1997 and 33% in 1998.

BALANCE SHEET REVIEW

      During 1999, average total assets increased $14.1 million (7.2%) over 1998. Average deposits increased $12.8 million (7.8%) in 1999 over 1998. Average loans increased $9.9 million (7.0%) in 1999 over 1998. During 1998, average total assets increased $14.4 million (8.0%) over 1997. Average deposits increased $12.4 million (8.2%) in 1998 over 1997. Average loans increased $2.2 million (1.6%) in 1998 over 1997.

      Total assets at December 31, 1999, were $219.7 million, representing a $16.9 million (8.4%) increase from December 31, 1998. Total deposits increased $8.2 million (4.8%) from 1998 to 1999 while total gross loans increased $7.5 million (5.0%) during 1999. Time deposits increased $596,000 from 1998 to 1999 while all other deposit accounts increased $7.6 million in 1999. As the local economy remains strong, loan demand increased and the Bank showed increases in the commercial, financial, agricultural and construction lending areas. These loan increases were funded principally with increases in deposit accounts.

         Total assets at December 31, 1998, were $202.8 million, representing a $10.0 million (5.2%) increase from December 31, 1997. Total deposits increased $5.2 million (3.2%) from 1997 to 1998 while total gross loans increased $8.4 million (6.1%) during 1998. Time deposits increased $4.6 million from 1997 to 1998 while all other deposit accounts increased $648,000 in 1998.

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

TABLE 3
INVESTMENT PORTFOLIO
(DOLLAR AMOUNTS IN THOUSANDS)

The following table shows the carrying value of the Company's securities, by security type, as of December 31, 1999, 1998 and 1997:

HELD TO MATURITY                              1999            1998            1997
                                              ----            ----            ----
United States treasuries and agencies       $      -            500           1,488
State, county and municipal                        -          6,019           6,281
Mortgage-backed securities                         -            560           1,624
                                              ------         ------          ------

      Totals                                $      -          7,079           9,393
                                              ======         ======          ======

AVAILABLE FOR SALE

United States treasuries and agencies       $ 13,345         10,583           3,156
State, county and municipal                    8,332            800           7,865
Mortgage-backed securities                     8,136          8,182               -
Equity securities                              1,367          2,006           1,660
                                              ------         ------          ------

                                            $ 31,180         21,571          12,681
                                              ======         ======          ======


OTHER INVESTMENTS                           $    722            826             826
                                              ======         ======          ======

         Other investments include Federal Reserve Bank stock and Federal Home Loan Bank stock. During 1999, in connection with the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," all held to maturity investment securities were transferred to available for sale. This transfer increased stockholders equity by $4,000. During 1997, certain equity securities held by the Company, which had previously been included in other investments, were transferred to available for sale as these began being traded on a national exchange. The transfer of these securities to available for sale resulted in an increase in stockholders' equity of $703,000 after consideration for the tax effects of the unrealized gain on these securities.

         The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% tax rate) at December 31, 1999. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

TABLE 4
EXPECTED MATURITY OF SECURITIES
(DOLLAR AMOUNTS IN THOUSANDS)

                                       United States                                               Weighted
Maturities at                         Treasuries and         Mortgage-        State, County         Average
December 31, 1999                        Agencies        Backed Securities    and Municipal         Yields
-----------------                        --------        -----------------    -------------         ------
Within 1 year                            $    500                  -                235              5.61%
After 1 through 5 years                     9,987              1,060              2,660              5.96%
After 5 through 10 years                    3,500              4,001              3,218              6.09%
After 10 years                                  -              3,293              2,319              5.52%
                                           ------              -----              -----
              Totals                     $ 13,987              8,354              8,432
                                           ======              =====              =====

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities and yields on tax exempt securities are calculated on a tax equivalent basis.

TABLE 5
LOAN PORTFOLIO
(DOLLAR AMOUNTS IN THOUSANDS)

         The following table presents loans by type at the end of each of the last five years.

                                                                            December 31,
                                                                            ------------
                                                      1999         1998         1997         1996        1995
                                                      ----         ----         ----         ----        ----
Commercial, financial
   and agricultural                               $  76,377       69,821       63,182       52,437      35,761
Real estate - construction                            8,789        5,005        5,634        3,604       2,334
Real estate - mortgage                               42,189       44,170       45,794       44,688      45,273
Installment loans to
   individuals                                       29,042       29,937       26,179       27,302      24,887
                                                    -------      -------      -------      -------     -------
                                                    156,397      148,933      140,789      128,031     108,255

Less:   Unearned interest and fees                     (321)        (361)        (304)        (330)       (287)
        Allowance for loan losses                    (2,589)      (1,708)      (2,013)      (1,422)     (1,273)
                                                    -------      -------      -------      -------     -------
             Loans, net                           $ 153,487      146,864      138,472      126,279     106,695
                                                    =======      =======      =======      =======     =======

         The following table sets forth the maturity distribution of real estate
- construction and commercial, financial and agricultural loans, including the interest rate sensitivity for loans maturing in greater than one year, as of December 31, 1999.

TABLE 6
LOAN PORTFOLIO MATURITY
(DOLLAR AMOUNTS IN THOUSANDS)

                                                      Commercial,          Real
                                                     Financial and        Estate -
      Maturity                                       Agricultural       Construction       Total
      --------                                       ------------       ------------       -----
      Within 1 year                                $  24,391               7,403          31,794
      1 to 5 years                                    43,315               1,386          44,701
      After 5 years                                    8,671                   -           8,671
                                                      ------               -----          ------
           Totals                                  $  76,377               8,789          85,166
                                                      ======               =====          ======


                                                       Fixed             Variable
                                                     Interest             Interest
                                                      Rates               Rates            Total
                                                      -----               -----            -----
  Commercial, financial and agricultural:
      1 to 5 years                                 $  39,158               4,157          43,315
      After 5 years                                    3,699               4,972           8,671
                                                      ------               -----          ------
                                                   $  42,857               9,129          51,986
                                                      ======               =====          ======

  Real estate - construction
      1 to 5 years                                 $     384               1,002           1,386
                                                      ======               =====          ======

         The provision for loan losses in 1999 was $1.5 million compared to $530,000 in 1998. The increase is primarily attributable to one significant commercial relationship of $1.1 million that has been down-graded to doubtful. In addition, the finance company (a wholly-owned subsidiary of the Bank) increased its provision for loan losses by $190,000 during 1999 due to losses realized in its portfolio. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.7% and 1.2% of total loans outstanding at December 31, 1999 and 1998, respectively. Net charge-offs were $579,000 and $835,000 during 1999 and 1998, respectively. Management believes that these levels of allowance are appropriate based upon the Company's loan portfolio and the current economic conditions.

         The provision for loan losses in 1998 was $530,000 compared to $718,000 in 1997. The significant decrease in the provision for loan losses was primarily attributable to the decline in the rate of loan growth during 1998 compared to 1997 and due to the significant decrease in nonperforming assets during 1998. The allowance for loan losses represented approximately 1.2% and 1.4% of total loans outstanding at December 31, 1998 and 1997, respectively. Net charge-offs were $835,000 and $128,000 during 1998 and 1997, respectively.

         The Company has a dedicated loan review function. All loans of $50,000 or more are reviewed annually and placed in various loan grading categories which assist in developing lists of potential problem loans. These loans are constantly monitored by the loan review function to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at month end before each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

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

         The Company does not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans. Management anticipates gross charge-offs for 2000 to approximate $1.1 million, of which $850,000 would be associated with loans classified as commercial and the balance with consumer type loans. Anticipated charge-offs are an estimate based on historical experience and other judgmental factors and may be more or less than those that ultimately occur.

         The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

TABLE 7
ALLOWANCE FOR LOAN LOSSES
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                            December 31,
                                                                            ------------
                                                     1999          1998        1997         1996         1995
                                                     ----          ----        ----         ----         ----

Balance at beginning of year                     $   1,708        2,013        1,422        1,273        1,245
Charge-offs:
  Commercial, financial and agricultural               270          663           55           67           62
  Real estate-construction                               -            -            -           -            -
  Real estate-mortgage                                  41           53            8           64           -
  Installment loans to individuals                     528          315          331          342          348
                                                     -----       ------          ---        -----        -----

                                                       839        1,031          394          473          410
                                                     -----        -----          ---        -----        -----
Recoveries:
  Commercial, financial and agricultural                47           19           78           96          223
  Real estate-construction                               -            -            -           -            -
  Real estate-mortgage                                   5           23            -            7           -
  Installment loans to individuals                     208          154          188          154          184
                                                     -----          ---          ---        -----       ------

                                                       260          196          266          257          407
                                                     -----       ------          ---        -----       ------

  Net charge-offs                                      579          835          128          216            3

  Additions charged to operations                    1,460          530          719          365           31
                                                     -----       ------          ---       ------       ------

  Balance at end of year                         $   2,589        1,708        2,013        1,422        1,273
                                                     =====        =====        =====        =====        =====
Ratio of net charge-offs during the period
  to average loans outstanding during
  the period                                           .38%         .59%         .09%         .18%         .00%
                                                       ===          ===           ==          ===          ===

         Non-performing assets at December 31, 1999, were $1.6 million compared to $1.5 million at December 31, 1998. There were no related party loans that were considered nonperforming at December 31, 1999.

         Non-performing assets at December 31, 1998 were $1.5 million compared to $2.8 million at December 31, 1997. The majority of the decrease is attributable to charge-off of a non-accrual loan of $625,000 during 1998. There were no related party loans that were considered nonperforming at December 31, 1998.

           The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans as of December 31, 1999, 1998, 1997, 1996, and 1995 (dollar amounts in thousands):

Table 8
Non-Performing Assets
(dollar amounts in thousands)

                                                                            December 31,
                                                                            ------------
                                                      1999         1998         1997         1996         1995
                                                      ----         ----         ----         ----         ----
Other real estate and repossessions                $     -           33           -            90            -
Accruing loans 90 days or more
  past due                                             281          256          275          216          148
Non-accrual loans                                    1,342        1,259        2,538          477          677
Interest on non-accrual loans which
  would have been reported                              20          209          187           38           67

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

DEPOSITS

         Time deposits of $100,000 and greater totaled $24.5 million at December 31, 1999, compared with $26.1 million at year-end 1998. The following table sets forth the scheduled maturities of time deposits of $100,000 and greater at December 31, 1999.

TABLE 9
DEPOSITS
(DOLLAR AMOUNTS IN THOUSANDS)

      Within 3 months                                $  5,959
      After 3 through 6 months                          4,847
      After 6 through 12 months                         7,682
      After 12 months                                   5,994
                                                        -----
                 Total                               $ 24,482
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

         Cash and cash equivalents increased $10.1 million to a total $23.3 million at December 31, 1999, as cash flows increases generated from financing and operating activities outpaced amounts used by investing activities. Cash inflows from operations totaled $5.7 million in 1999, while inflows from financing activities totaled $16.9 million, most of which were net deposit increases during 1999 of $8.2 million, increases in FHLB advances of $6.2 million and $4.4 million increases in repurchase agreements. Included in financing activities were note payable repayments of $167,000, FHLB advance repayments of $1.3 million, $1 million of dividends paid to stockholders, and $755,000 for the repurchase and retirement of common stock.

         Investing activities used $12.6 million of cash and cash equivalents, principally composed of net advances of loans to customers of $8.0 million during 1999 and investment security purchases, net of sales, calls, and paydowns of $4.3 million.

         See the consolidated statements of cash flows in the consolidated financial statements for a more complete analysis of cash flows.

CAPITAL RESOURCES

         The  Company  continues  to  maintain  adequate  capital  ratios.   The
following tables present the Company's regulatory capital position at December 31, 1999.

TABLE 10
CAPITAL RATIOS

                                                                 Actual as of December 31, 1999
                                                                 ------------------------------
           Tier 1 Capital                                                    14.34%
           Tier 1 Capital minimum requirement                                 4.00%
                                                                             -----
           Excess                                                            10.34%
                                                                             =====
           Total Capital                                                     15.59%
           Total Capital minimum requirement                                  8.00%
                                                                             -----
           Excess                                                             7.59%
                                                                             =====
                                                  LEVERAGE RATIO
                                                                     As of December 31, 1999
                                                                     -----------------------
           Tier 1 Capital to adjusted total assets
             ("Leverage Ratio")                                              10.85%
           Minimum leverage requirement                                       3.00%
                                                                             -----
           Excess                                                             7.85%
                                                                             =====

         For a more complete discussion of the actual and required ratios of the Company and its Bank subsidiary, see Note 15 to the consolidated financial statements.

         Average equity to average assets was 10.36% in 1999, 11.56% in 1998 and 10.56% during 1997. The ratio of dividends declared to net earnings was 47.08% during 1999, compared with 34.58% and 31.43% in 1998 and 1997, respectively.

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

         The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

TABLE 11
INTEREST RATE GAP SENSITIVITY
(DOLLAR AMOUNTS IN THOUSANDS)

                                                              At December 31, 1999
                                                              Maturing or Repricing in
                                                              ------------------------
                                          Three           Four
                                        Months or       Months to         1 to 5          Over 5
                                          Less          12 Months          Years           Years            Total
                                        ----------      ----------        -------         -------           -----
Interest-earning assets:
  Interest-bearing deposits with
     other banks                      $     500                -                -                -               500
  Federal funds sold                      7,027                -                -                -             7,027
  Investment securities                     235              500           13,292           17,153            31,180
  Mortgage loans held for sale              694                -                -                -               694
  Loans                                  46,478           15,551           86,420            7,947           156,396
  Other investments                           -                -                -              722               722
                                        -------           ------           ------           ------           -------
Total interest-bearing assets            54,934           16,051           99,712           25,822           196,519
                                        -------           ------           ------           ------           -------

Interest-bearing liabilities:
  Deposits:
     Demand and savings                  62,867                -                -                -            62,867
     Time deposits                       28,097           35,947           21,578               20            85,642
     Securities sold under
       Repurchase agreements              9,391                -                -                -             9,391
  FHLB advances                           7,531               94              500              500             8,625
  Notes payable                              42              125              111                -               278
                                        -------           ------           ------           ------           -------
Total interest-bearing liabilities      107,928           36,166           22,189              520           166,803
                                        -------           ------           ------           ------           -------
Interest sensitive difference
  per period                          $ (52,994)         (20,115)          77,523           25,302            29,716
                                        =======          =======           ======           ======           =======
Cumulative interest sensitivity
  difference                          $ (52,994)         (73,109)           4,414           29,716
Cumulative difference to total
  assets                                 (24.12)%         (33.28)%           2.01%           13.53%

         At December 31, 1999, the difference between the Company's liabilities and assets repricing or maturing within one year was $73.1 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company's net interest income to decline.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         For the year ended December 31, 1999, the accounting firm of Porter Keadle Moore, LLP was the principal accountant for the Company. The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         THE BOARD OF DIRECTORS

         The following table sets forth for each director of the Company as of January 25, 2000, (a) the person's name, (b) his age at December 31, 1999, (c) the year he was first elected as a director of the Company and (d) his positions with the Company and the Bank, other than as a director, and his principal occupation and business experience for the past five years.

                                              Year First      Position with Company; Principal
         Name                       Age        Elected        Occupation; Business Experience
         ----                       ---        -------        -------------------------------
J. Henry Cheatham, III              49           1994         Vice President of Textiles, Inc.

Ernest F. Carlisle, III             68           1997         President and Chief Executive Officer
                                                              of Carlisle & Company, an insurance company

James G. Cheatham                   47           1998         President of the 1888 Group, a textile company

C. A. Knowles                       67           1982         President, Chief Executive Officer, and
                                                              Treasurer of the Company and President
                                                              of the Bank

James A. Mankin                     73           1982         Retired; Merchant and Real Estate Developer

David G. Newton                     52           1990         Real Estate Developer

John T. Newton, Jr.                 53           1993         Chairman of the Board of the Company;
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

EXECUTIVE OFFICERS

      The following  table sets forth for each executive  officer of the Company
(a) the person's name, (b) his age at December 31, 1999, (c) the year he was first elected as an executive officer of the Company and (d) his positions with the Company and the Bank.

                                      Year First     Principal Occupation;
        Name               Age         Elected       Business Experience
        ----               ---         -------       -------------------

C. A. Knowles               67          1982         President, Chief Executive Officer and Treasurer of the
                                                     Company and President of the Bank.

William K. Holmes          49           1974         Assistant Treasurer since 1993, Senior Vice President of
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

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                            --------------------------------------------------
Name and Principal Position                 Year     Salary<F1>        Bonus            Other
                                            ----     ------            -----            -----

C. A. Knowles                               1999     $203,680         $29,367             <F2>
President, Chief Executive                  1998     $193,343         $20,400             <F2>
Officer, and Treasurer                      1997     $193,793         $27,500             <F2>

William K. Holmes                           1999     $111,312         $ 5,000             <F2>
Asst. Treasurer                             1998     $104,197         $13,575             <F2>
                                            1997     $ 97,100         $13,575             <F2>
---------------------

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

|------------------------------------------------------------------------------------------------------------------|
|                                        |         Number of Shares             |                                  |
|          Name and Address              |        Beneficially Owned            |        Percentage of Total       |
|----------------------------------------|--------------------------------------|----------------------------------|
|                                        |                                      |                                  |
| 435 Associates, Ltd.                   |                                      |                                  |
|  Post Office Box 550787                |               49,920 <F2>            |                 6.33%            |
|  Atlanta, Georgia 30355-0787           |                                      |                                  |
|                                        |                                      |                                  |
|----------------------------------------|--------------------------------------|----------------------------------|
|  Newton Family Partnership             |                                      |                                  |
|  Post Office Drawer F                  |              171,904 <F2>            |                21.79%            |
|  Griffin, Georgia  30224               |                                      |                                  |
|                                        |                                      |                                  |
|----------------------------------------|--------------------------------------|----------------------------------|
|  John T. Newton, Sr.                   |                                      |                                  |
|  1076 Maple Drive                      |              195,655 <F3>            |                24.80%            |
|  Griffin, Georgia  30223               |                                      |                                  |
|------------------------------------------------------------------------------------------------------------------|



|------------------------------------------------------------------------------------------------------------------|
|  Harvey M. Cheatham                    |                                      |                                  |
|  Post Office Box 550787                |               71,920 <F4>            |                 9.12%            |
|  Atlanta, Georgia  30355-0787          |                                      |                                  |
|----------------------------------------|--------------------------------------|----------------------------------|
|  John Henry Cheatham, III              |                                      |                                  |
|  2773 Hwy. 16 West                     |               43,452 <F5>            |                 5.51%            |
|  Griffin, Georgia  30223               |                                      |                                  |
|----------------------------------------|--------------------------------------|----------------------------------|
|  EMC Investments Ltd. Partnership      |                                      |                                  |
|  5101 North Casablanca Road, #6        |               42,000 <F6>            |                 5.32%            |
|  Scottsdale, Arizona  85253            |                                      |                                  |
|----------------------------------------|--------------------------------------|----------------------------------|
|  James G. Cheatham                     |                                      |                                  |
|  Post Office Box 506                   |               48,552 <F7>            |                 6.15%            |
|  Griffin, Georgia  30224               |                                      |                                  |
|----------------------------------------|--------------------------------------|----------------------------------|
|  Lelia Cheatham Von Stein              |                                      |                                  |
|  445 Rich Mountain Road                |               48,152<F8>             |                 6.10%            |
|  Brevard, North Carolina  28712        |                                      |                                  |
|                                        |                                      |                                  |
|------------------------------------------------------------------------------------------------------------------|

----------------------

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


STOCK OWNED BY MANAGEMENT

      The following table provides for each director of the Company, the named executive officer, and for all directors and officers of the Company as a group, as of January 25, 2000, the following information: (a) the name of the named executive officer, director, or the number of persons in the group; (b) the number of shares of Company Stock beneficially owned by the named executive officer, director, or the group; and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed person is the record owner of, and has sole voting and investment powers over, his shares.

                                              Number of Shares
Name and Address                             Beneficially Owned        Percentage of Total
----------------                             ------------------        -------------------

Ernest F. Carlisle, III                              705                        *

J. Henry Cheatham, III                            43,452 <F1>                  5.51%

C. A. Knowles                                        920                        *

James A. Mankin                                      100 <F2>                   *

David G. Newton                                   21,363 <F3>                  2.71%

James G. Cheatham                                 48,552 <F4>                  6.15%


John T. Newton, Jr.                               13,274 <F5>                  1.68%

All directors and executive officers
as a group (9 persons)                           127,002                      16.10%
------------------------

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company's directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons. In the opinion of the management of the Company, the extensions of credit made by the Bank to its directors and officers since January 1, 1999 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features. See
Note 12 under Notes to Consolidated Financial Statements in Item 7 hereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      The Company submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit.
  No.                             Document
  ---                             --------

3.1 Articles of Incorporation of FNB Banking Company, as amended. (Included as Exhibit 3.1 to the Company's 1992 annual report on Form 10- K.)

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

                        DECEMBER 31, 1999, 1998 AND 1997

                 (WITH INDEPENDENT ACCOUNTANTS' REPORT THEREON)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
FNB Banking Company and Subsidiary


We have audited the accompanying consolidated balance sheets of FNB Banking Company and subsidiary as of December 31, 1999 and 1998, and the related statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Banking Company and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.







Atlanta, Georgia
January 14, 2000

                       FNB BANKING COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     Assets
                                     ------
                                                                                          1999            1998
                                                                                          ----            ----
  Cash and due from banks, including reserve requirements of
    $1,521,000 and $2,104,000                                                   $   16,298,540      13,000,934
  Federal funds sold                                                                 7,026,547         215,700
                                                                                   -----------     -----------

             Cash and cash equivalents                                              23,325,087      13,216,634
                                                                                   -----------     -----------

  Interest-bearing deposits with other banks                                           500,000         500,000
  Investment securities available for sale                                          31,180,375      21,571,333
  Investment securities held to maturity (market value of $7,439,648)                   -            7,078,893
  Other investments                                                                    721,600         825,700
  Mortgage loans held for sale                                                         693,979       2,549,425
  Loans, net                                                                       153,486,630     146,864,199
  Premises and equipment, net                                                        8,007,718       8,271,551
  Accrued interest receivable and other assets                                       1,795,534       1,904,180
                                                                                   -----------     -----------

                                                                                $  219,710,923     202,781,915
                                                                                   ===========     ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

  Deposits:
    Demand                                                                      $   29,276,860      28,935,817
    Interest-bearing demand                                                         44,077,892      38,966,906
    Savings                                                                         18,789,378      16,654,317
    Time                                                                            85,641,717      85,045,580
                                                                                   -----------     -----------

       Total deposits                                                              177,785,847     169,602,620

  Securities sold under repurchase agreements                                        9,391,076       4,941,781
  FHLB advances                                                                      8,625,000       2,392,857
  Note payable                                                                         277,779         444,446
  Accrued interest payable and accrued liabilities                                     785,833       1,842,081
                                                                                   -----------     -----------

       Total liabilities                                                           196,865,535     179,223,785
                                                                                   -----------     -----------

  Commitments

  Stockholders' equity:
    Common stock, par value $1; 5,000,000 shares authorized; 788,924
      and 807,800 shares issued and outstanding                                        788,924         807,800
    Retained earnings                                                               22,129,812      21,752,798
    Accumulated other comprehensive income (loss)                                      (73,348)        997,532
                                                                                   -----------     -----------

       Total stockholders' equity                                                   22,845,388      23,558,130
                                                                                   -----------     -----------

                                                                                $  219,710,923     202,781,915
                                                                                   ===========     ===========

See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999             1998            1997
                                                                                ----             ----            ----
  Interest income:
    Interest and fees on loans                                         $  15,481,198        15,703,957     14,904,480
    Interest on federal funds sold                                           421,559           327,739        206,824
    Interest-bearing deposits in other banks                                  54,205            72,279         20,283
    Interest on investment securities:
     Tax-exempt                                                              411,914           357,792        395,958
     Taxable                                                               1,348,809         1,181,120        943,775
    Dividends on other investments                                           113,083            98,801         76,634
                                                                          ----------        ----------     ----------
             Total interest income                                        17,830,768        17,741,688     16,547,954
                                                                          ----------        ----------     ----------
    Interest expense:
     Deposits                                                              6,092,923         6,120,443      5,368,750
     Note payable                                                             24,854            38,488         50,419
     Other                                                                   373,971           235,907        451,157
                                                                          ----------        ----------     ----------
             Total interest expense                                        6,491,748         6,394,838      5,870,326
                                                                          ----------        ----------     ----------
             Net interest income                                          11,339,020        11,346,850     10,677,628
  Provision for loan losses                                                1,460,332           530,075        718,450
                                                                          ----------        ----------     ----------
              Net interest income after provision for loan losses          9,878,688        10,816,775      9,959,178
                                                                          ----------        ----------     ----------
  Other operating income:
    Service charges                                                        1,529,482         1,459,869      1,533,384
    Fees for trust services                                                  120,000           195,000        180,000
    Securities gains (losses), net                                           (42,720)           11,535          8,171
    Other                                                                    680,652           678,875        537,169
                                                                          ----------        ----------     ----------
              Total other operating income                                 2,287,414         2,345,279      2,258,724
                                                                          ----------        ----------     ----------
  Other operating expenses:
    Salaries and employee benefits                                         5,210,827         4,948,279      4,602,151
    Occupancy and equipment                                                1,633,812         1,546,527      1,297,615
    Miscellaneous                                                          2,266,995         2,281,255      2,045,722
                                                                          ----------        ----------     ----------
             Total other operating expenses                                9,111,634         8,776,061      7,945,488
                                                                          ----------        ----------     ----------

              Earnings before income taxes                                 3,054,468         4,385,993      4,272,414

  Income taxes                                                               950,830         1,465,534      1,445,679
                                                                          ----------        ----------     ----------
             Net earnings                                              $   2,103,638         2,920,459      2,826,735
                                                                          ==========        ==========     ==========

             Net earnings per share                                    $        2.64             3.62            3.50
                                                                          ==========        ========= ===============


See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                     Accumulated
                                                                                        Other
                                                    Common         Retained         Comprehensive
                                                     Stock         Earnings         Income (Loss)       Total
                                                     -----         --------         -------------       -----

  Balance, December 31, 1996                     $  807,800        17,903,934          (33,304)       18,678,430

  Net earnings                                            -         2,826,735                -         2,826,735

  Cash dividends declared of $1.10 per share              -          (888,580)               -          (888,580)

  Change in accumulated other comprehensive
    income                                                -                 0          762,987           762,987
                                                    -------        ----------        ---------        ----------

  Balance, December 31, 1997                        807,800        19,842,089          729,683        21,379,572

  Net earnings                                            -         2,920,459                -         2,920,459

  Cash dividends declared of $1.25 per share              -        (1,009,750)               -        (1,009,750)

  Change in accumulated other comprehensive
    income                                                 -                  -        267,849           267,849
                                                    --------       ------------      ---------        ----------

  Balance, December 31, 1998                        807,800        21,752,798          997,532        23,558,130

  Net earnings                                            -         2,103,638                -         2,103,638

  Cash dividends declared of $1.25 per share              -          (990,459)               -          (990,459)

  Shares repurchased and retired                    (18,876)         (736,165)               -          (755,041)

  Change in accumulated other comprehensive
    income (loss)                                         -                 -       (1,070,880)       (1,070,880)
                                                    -------        ----------        ---------        ----------

  Balance, December 31, 1999                     $  788,924        22,129,812          (73,348)       22,845,388
                                                    =======        ==========        ==========       ==========




See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999           1998          1997
                                                                                 ----           ----          ----
    Net earnings                                                         $    2,103,638       2,920,459     2,826,735

    Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities available for sale:
       Holding gains (losses) arising during period, net of tax
         of $672,579, $168,549 and $470,743                                  (1,097,366)        275,000       768,053
       Reclassification adjustment for (gains) losses included
         in net earnings, net of tax of $16,234, $4,384 and $3,105               26,486          (7,151)       (5,066)
                                                                              ---------       ---------     ---------
       Total other comprehensive income (loss)                               (1,070,880)        267,849       762,987
                                                                              ---------       ---------     ---------

       Comprehensive income                                              $    1,032,758       3,188,308     3,589,722
                                                                              =========       =========     =========



See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                              1999             1998           1997
                                                                              ----             ----           ----
  Cash flows from operating activities:
    Net earnings                                                       $  2,103,638        2,920,459       2,826,735
    Adjustments to reconcile net earnings
     to net cash provided by operating activities:
       Depreciation, amortization and accretion                             637,710          556,408         441,298
       Provision for loan losses                                          1,460,332          530,075         718,450
       Provision for losses on sales of other real estate
          owned and repossessed collateral                                        -                -             193
       Provision for deferred income taxes                                 (230,552)         191,748        (282,482)
       Provision for writedown of investment security                        40,000                -               -
       (Gains) losses on sales of investment securities                       2,720          (11,535)         (8,171)
       Losses on disposals of premises and equipment                              -           35,073          10,800
       Gain on sale of other real estate and repossessed collateral         (87,596)               -         (15,925)
        Change in:
         Mortgage loans held for sale                                     1,855,446       (1,899,075)        321,926
         Interest receivable                                               (116,235)         (45,116)        (32,297)
         Interest payable                                                   (28,806)         (11,006)        117,378
         Other, net                                                          88,233         (421,329)         49,958
                                                                         ----------       ----------      ----------

             Net cash provided by operating activities                    5,724,890        1,845,702       4,147,863
                                                                         ----------       ----------      ----------

  Cash flows from investing activities:
    Change in interest-bearing deposits with other banks                          -                -        (500,000)
     Proceeds from sales of investment securities
     available for sale                                                     620,974        1,942,216       3,084,938
    Proceeds from calls and maturities of investment securities
     held to maturity                                                       483,671        2,328,080       2,837,125
    Proceeds from calls and maturities of investment securities
     available for sale                                                   7,348,800        4,599,952       2,054,715
    Purchase of investment securities available for sale                (12,764,523)     (15,030,084)     (6,088,269)
    Purchase of other investments                                                 -                -        (196,800)
    Proceeds from calls of other investments                                104,100                -               -
    Net change in loans                                                  (7,986,794)      (9,096,458)    (12,924,571)
    Proceeds from disposals of premises and equipment                        14,815           10,123           3,260
    Additions to premises and equipment                                    (377,708)      (1,954,813)     (1,235,115)
    Proceeds from sales of other real estate and
     repossessed collateral                                                       -          141,325          59,170
                                                                         ----------       ----------      ----------

             Net cash used by investing activities                   $  (12,556,665)     (17,059,659)    (12,905,547)
                                                                         ----------       ----------      ----------

                       FNB BANKING COMPANY AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                              1999             1998           1997
                                                                              ----             ----           ----
  Cash flows from financing activities:
    Net change in demand and savings deposits                        $     7,587,090          648,306       5,705,056
    Net change in time deposits                                              596,137        4,578,246      17,627,638
    Net change in securities sold under repurchase agreements              4,449,295        1,600,281      (1,420,410)
    Proceeds from FHLB advances                                            7,500,000        1,250,000       4,000,000
    Repayments of FHLB advances                                           (1,267,857)        (285,714)     (6,785,715)
    Repayments of note payable                                              (166,667)        (166,666)       (166,667)
    Payment of cash dividends                                             (1,002,729)        (969,360)       (888,580)
    Repurchase and retirement of common stock                               (755,041)               -               -
                                                                          ----------       ----------      ----------

       Net cash provided by financing activities                          16,940,228        6,655,093      18,071,322
                                                                          ----------       ----------      ----------

  Net increase (decrease) in cash and cash equivalents                    10,108,453       (8,558,864)      9,313,638

  Cash and cash equivalents at beginning of year                          13,216,634       21,775,498      12,461,860
                                                                          ----------       ----------      ----------

  Cash and cash equivalents at end of year                           $    23,325,087       13,216,634      21,775,498
                                                                          ==========       ==========      ==========

  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
     Interest                                                        $     6,520,554        6,405,844       5,752,948
     Income taxes                                                    $       993,000        1,488,000       1,645,000

  Noncash investing and financing activities:
    Transfers of other investment securities at cost
     upon application of SFAS 115                                    $             -                -         526,010
    Transfer of investment securities held to maturity
       to available for sale                                         $     6,595,694                -               -
    Change in net unrealized (gains) losses on
     investment securities available for sale,
     net of tax                                                      $     1,070,880         (267,849)       (762,987)
    Transfers of loans to other real estate                          $       236,583          208,372          12,437
    Financed sales of other real estate                              $       332,552           33,983               -
    Change in dividends payable                                      $        12,270           40,390               -




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

      Basis of Presentation
      ---------------------
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First National Bank of Griffin (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 presentation.

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

      Investment Securities
      ---------------------
      The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 1999 and 1998 the Company had no trading securities.

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

      Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The Bank had no material amounts of impaired loans at December 31, 1999 and 1998.

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

             Buildings and improvements                   10 - 40 Years
             Furniture and equipment                       3 - 10 Years

      Securities Sold Under Repurchase Agreements
      -------------------------------------------
      Securities sold under repurchase agreements are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

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

      Net Earnings Per Common Share
      -----------------------------
      Earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period such as options, convertible securities and warrants are included in diluted earnings per share. The Company has no potential common shares and correspondingly, earnings per share amounts for 1999, 1998 and 1997, respectively are based on 796,074, 807,800 and 807,800 shares, the weighted average number of common shares outstanding.

      Other
      -----
      Property (other than cash deposits) held by the Bank in a fiduciary or agency capacity for customers is not included in the balance sheets since such items are not assets of the Bank.

      Comprehensive Income
      --------------------
      The Company has elected to present comprehensive income in a separate consolidated statement of comprehensive income. Accumulated other comprehensive income is solely related to the net of tax effect of unrealized gains on securities available for sale.

                       FNB BANKING COMPANY AND SUBSIDIARY

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      Recent Accounting Pronouncements
      --------------------------------
      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. In 1999 the Bank transferred all held to maturity investment securities to available for sale under this provision of SFAS No. 133. The held to maturity securities had amortized cost of $6,600,000 and net unrealized gains of $6,100. The result of the transfer was to increase stockholders' equity by $4,000 which represented the net of tax effect of the unrealized gains associated with the held to maturity investments transfered. There were no other material impacts due to the adoption of SFAS No. 133.

(2) INVESTMENT SECURITIES
      Investment securities at December 31, 1999 and 1998 are as follows:

                                                                             December 31, 1999
                                                                             -----------------
                                                                           Gross           Gross         Estimated
                                                          Amortized     Unrealized      Unrealized         Fair
     SECURITIES AVAILABLE FOR SALE:                         Cost           Gains          Losses           Value
                                                            ----           -----          ------           -----
       U.S. Government agencies                      $  13,986,476             155        642,096        13,344,535
       State, county and municipal                       8,432,365         136,673        236,356         8,332,682
       Mortgage-backed securities                        8,353,829           6,704        224,082         8,136,451
       Equity securities                                   526,010         840,697              -         1,366,707
                                                        ----------         -------      ---------        ----------
              Total                                  $  31,298,680         984,229      1,102,534        31,180,375
                                                        ==========         =======      =========        ==========


                                                                             December 31, 1998
                                                                             -----------------
     SECURITIES HELD TO MATURITY:                                          Gross           Gross         Estimated
                                                          Amortized     Unrealized      Unrealized         Fair
                                                            Cost           Gains          Losses           Value
                                                            ----           -----          ------           -----

       U.S. Government agencies                      $     500,000          10,780              -           510,780
       State, county and municipal                       6,018,613         343,217              -         6,361,830
       Mortgage-backed securities                          560,280           6,758              -           567,038
                                                         ---------         -------        -------         ---------
             Total                                   $   7,078,893         360,755              -         7,439,648
                                                         =========         =======        =======         =========

                       FNB BANKING COMPANY AND SUBSIDIARY

(2)   INVESTMENT SECURITIES, CONTINUED

                                                                             December 31, 1998
                                                                             -----------------
                                                                           Gross           Gross         Estimated
                                                          Amortized     Unrealized      Unrealized         Fair
     SECURITIES AVAILABLE FOR SALE:                         Cost           Gains          Losses           Value
                                                            ----           -----          ------           -----
       U.S. Government agencies                      $  10,498,769          84,426              -        10,583,195
       State, county and municipal                         795,000           4,736              -           799,736
       Equity securities                                   526,010       1,480,259              -         2,006,269
       Mortgage-backed securities                        8,142,632          51,562         12,061         8,182,133
                                                        ----------      ----------         ------       -----------
              Total                                  $  19,962,411       1,620,983         12,061        21,571,333

The amortized cost and fair value of investment securities available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Securities Available
                                                              for Sale
                                                              --------
                                                      Amortized        Estimated
                                                        Cost          Fair Value
                                                        ----          ----------
    U.S. Government agencies:
         Within 1 year                          $     500,000            500,155
         1 to 5 years                               9,986,476          9,524,455
         5 to 10 years                              3,500,000          3,319,925
                                                   ----------         ----------

                                                   13,986,476         13,344,535
                                                   ==========         ==========

    State, county and municipal:
         Within 1 year                                235,000            235,000
         1 to 5 years                               2,659,999          2,735,687
         5 to 10 years                              3,218,148          3,214,778
         More than 10 years                         2,319,218          2,147,217
                                                    ---------          ---------

                                                    8,432,365          8,332,682
                                                    =========          =========

    Total securities other than mortgage-
      backed securities:
         Within 1 year                                735,000            735,155
         1 to 5 years                              12,646,475         12,260,142
         5 to 10 years                              6,718,148          6,534,703
         More than 10 years                         2,319,218          2,147,217

    Mortgage-backed securities                      8,353,829          8,136,451

    Equity securities                                 526,010          1,366,707
                                                   ----------         ----------

                                                $  31,298,680         31,180,375
                                                   ==========         ==========

    Call premiums amounting to $26,762 were received on three called securities during 1998 and are included with securities gains in the 1998 statement of earnings. There were no sales of investment securities held to maturity during 1999, 1998 and 1997.

                       FNB BANKING COMPANY AND SUBSIDIARY

(2)   INVESTMENT SECURITIES, CONTINUED
      Proceeds from sales of securities available for sale during 1999, 1998, and 1997 were $620,974, $1,942,216 and $3,084,938, respectively. Gross
      losses  of  $2,720,   $15,227  and  $13,729  for  1999,  1998,  and  1997,
      respectively, were realized on those sales.

      Certain investment securities were written down to their estimated realizable values because, in the opinion of management, the decline in value was considered other than temporary. In late 1999 an investment security was considered in default and written down $40,000 which is included in securities losses in the statement of earnings. During 1997, the Company received $21,900 on an investment security that was in default and written down prior to 1992. The amount received in excess of the remaining cost basis resulted in recovery of $21,900 in 1997. This recovery is included with securities gains in the statements of earnings.

      Securities with a carrying value of $23,186,000 and $19,127,000 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

(3)   LOANS
      Major classifications of loans at December 31, 1999 and 1998 are summarized as follows:

                                                                    1999             1998
                                                                    ----             ----

         Commercial, financial and agricultural             $   76,376,867        69,820,797
         Real estate - construction                              8,788,603         5,005,340
         Real estate - mortgage                                 42,188,877        44,170,013
         Consumer                                               29,041,549        29,936,839
                                                               -----------       -----------
                  Total loans                                  156,395,896       148,932,989

                  Less:  Allowance for loan losses               2,588,697         1,707,913
                         Unearned interest and fees                320,569           360,877
                                                               -----------       -----------
                         Net loans                          $  153,486,630       146,864,199
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

    Changes in the allowance for loan losses are summarized as follows:

                                                                   1999         1998         1997
                                                                   ----         ----         ----

           Balance at beginning of year                     $   1,707,913    2,012,795     1,422,603
           Amounts charged off                                   (839,010)  (1,031,039)     (394,245)
           Recoveries on amounts previously charged off           259,462      196,082       265,987
           Provision charged to operating expenses              1,460,332      530,075       718,450
                                                                ---------   ----------    ----------
           Balance at end of year                           $   2,588,697    1,707,913     2,012,795
                                                                =========    =========     =========

    The Company was servicing approximately $15,760,000 and $19,200,000 of mortgage loans for the Federal Home Loan Mortgage Corporation at December 31, 1999 and 1998, respectively.

                       FNB BANKING COMPANY AND SUBSIDIARY

(4)   PREMISES AND EQUIPMENT
      Premises and equipment at December 31, 1999 and 1998, are summarized as follows:

                                                       1999            1998
                                                       ----            ----

         Land and improvements                   $   1,385,125      1,385,125
         Buildings and improvements                  7,377,489      6,839,981
         Furniture and equipment                     3,995,361      4,246,150
         Construction in progress                            -        504,173
                                                    ----------     ----------
                                                    12,757,975     12,975,429
         Less:  Accumulated depreciation             4,750,257      4,703,878
                                                    ----------     ----------
                                                 $   8,007,718      8,271,551
                                                    ==========     ==========

      Depreciation expense was $626,726, $504,747 and $434,316 for the years ended December 31, 1999, 1998 and 1997, respectively.

(5)   DEPOSITS
      The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $24,482,000 and $26,145,000 at December 31,
      1999 and 1998, respectively. Deposits from related parties totaled approximately $3,552,000 and $2,637,000 at December 31, 1999 and 1998,
      respectively.

      At December 31, 1999, the scheduled maturities of time deposits were as follows:

                  2000                           $  64,044,125
                  2001                              11,507,387
                  2002                               3,278,178
                  2003                               4,059,562
                  2004                               2,752,465
                                                    ----------
                                                 $  85,641,717

(6)   NOTE PAYABLE
      Note payable at December 31, 1999 and 1998, consisted of the following:

                                                                   1999           1998
                                                                   ----           ----
        Note payable, due in monthly installments of $13,889
           plus interest at 70% of the prime interest rate
           through August 1, 2001, collateralized by certain
           land and buildings.                                   $ 277,779       444,446

      Aggregate maturities required on the note payable at December 31, 1999, were as follows:


                  2000                                           $ 166,668
                  2001                                             111,111
                                                                   -------
                                                                 $ 277,779

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

      At December 31, 1999, the Bank has an advance payable of $1,125,000 with a fixed interest rate of 5.50% and interest payable monthly with equal principal payments due quarterly until maturity in 2008. The Bank has an advance payable of $7,500,000 with a fixed interest rate of 5.98% and interest payable monthly with principal due at maturity in January 2000.

(8)   EMPLOYEE BENEFIT PLANS
      The Company had a noncontributory defined benefit plan covering substantially all of its employees who have completed one year of service. Effective September 1, 1997, the plan was terminated. All participants as of September 1, 1997, became fully vested and no new participants were allowed to be admitted to the plan. No further contributions were made to the plan except payments necessary to attain full funding of the liabilities under the plan. As a result of the curtailment of benefits, the Company recognized a curtailment gain of $76,700. During 1998, the Company made a payment of $50,191 to attain full funding of the liabilities under the plan. Subsequent to this payment, the assets of the plan were distributed to the participants as per their election and the plan has been terminated and had no assets as of December 31, 1998.

      The components of net pension cost for the year ended December 31, 1997, were as follows:

                                                                  1997
                                                                  ----

                  Service cost for benefits earned           $   177,324
                  Interest cost on projected benefit
                     obligations                                 239,764
                  Actual return on plan assets                  (379,899)
                  Net amortization and deferral                  126,335
                                                                 -------
                  Net pension cost                           $   163,524
                                                                 =======

      The following assumptions were used in determining the actuarial present value of the projected benefit obligations at December 31, 1997:

                  Discount rate                                       7.0%
                  Rate of increase in future compensation levels        -
                  Expected long-term rate of return on assets         8.25%

      The Company has a profit sharing plan covering substantially all employees, subject to minimum service requirements. Effective January 1, 1995, the Company amended the plan to comply with the requirements of
      Section 401(k) of the Internal Revenue Code. The Company will match up to 6% of the participants' before tax contributions. The Company's matching contributions amounted to $307,000, $297,000 and $205,000 in 1999, 1998 and 1997, respectively.

                       FNB BANKING COMPANY AND SUBSIDIARY

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

                                                                                           Approximate
                                                                                           Contractual
                                                                                             Amount
                                                                                             ------
                                                                                      1999            1998
                                                                                      ----            ----
              Financial  instruments  whose contract  amounts  represent  credit risk:
                  Commitments to extend credit                                  $  28,152,000      25,500,000
                  Standby letters of credit and financial guarantees written    $     953,000         873,000

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

      Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit at December 31, 1999 are approximately 94% collateralized.

(10)  DIVIDEND LIMITATIONS
      Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2000 without prior approval is approximately $2,208,000 plus 2000 earnings of the Bank.

                       FNB BANKING COMPANY AND SUBSIDIARY

(11)  INCOME TAXES
      The components of income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                1999          1998         1997
                                                                ----          ----         ----

                  Current                               $    1,181,382     1,273,786    1,728,161
                  Deferred                                    (230,552)      191,748     (282,482)
                                                             ---------    ----------    ---------
                                                        $      950,830     1,465,534    1,445,679
                                                             =========     =========    =========

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

                                                                1999          1998         1997
                                                                ----          ----         ----

                  Pretax income at statutory rates      $    1,038,519     1,491,238    1,452,620
                  Add (deduct):
                    Tax-exempt interest income                (140,051)     (130,297)    (139,939)
                    Nondeductible interest expense              16,104        14,539       15,024
                    Other                                       36,258        90,054      117,974
                                                             ---------     ---------    ---------
                                                        $      950,830     1,465,534    1,445,679
                                                             =========     =========    =========

      The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset (liability).

                                                                              1999         1998
                                                                              ----         ----
                  Deferred income tax assets:
                    Allowance for loan losses                            $   827,474      464,807
                    Other                                                     15,165       92,540
                                                                            --------   ----------
                           Total gross deferred income tax assets            842,639      557,347
                                                                             -------   ----------

                  Deferred income tax liabilities:
                    Net unrealized gain on investment securities              44,955     (611,391)
                    Premises and equipment                                  (656,122)    (601,382)
                                                                             -------   -----------
                           Total gross deferred income tax liabilities      (611,167)  (1,212,773)
                                                                             -------   ----------
                  Net deferred income tax asset (liability)              $   231,472     (655,426)
                                                                             =======   ==========

                       FNB BANKING COMPANY AND SUBSIDIARY

(12)  RELATED PARTY TRANSACTIONS
      The Company conducts transactions with directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 1999:

                  Beginning balance                                $  6,245,413
                    Loans advanced                                    6,281,849
                    Repayments                                       (5,337,747)
                                                                      ---------
                  Ending balance                                   $  7,189,515
                                                                      =========

(13)  MISCELLANEOUS OPERATING EXPENSES
      Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

                                                        1999       1998       1997
                                                        ----       ----       ----
                  Stationery and supplies           $   244,249    250,151    257,523
                  Data processing                   $   236,970    284,322    337,270

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

         Securities Sold Under Repurchase Agreements
         -------------------------------------------
         The carrying value of securities sold under repurchase agreements approximates fair value.

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

          Commitments to Extend Credit, Standby Letters of Credit and Financial
          ---------------------------------------------------------------------
          Guarantees Written
          ------------------
          Because commitments to extend credit and standby letters of credit are made using variable rates, or were recently executed, the contract value is a reasonable estimate of fair value.

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

       The carrying amount and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are as follows:

                                                                   1999                                   1998
                                                                   ----                                   ----
                                                      Carrying             Estimated           Carrying         Estimated
                                                       Amount              Fair Value           Amount          Fair Value
                                                       ------              ----------           ------          ----------
      Assets:
         Cash and cash equivalents               $    23,325,087          23,325,087           13,216,634      13,216,634
         Interest -bearing deposits with
           other banks                                   500,000             500,000              500,000         500,000
         Investment securities                        31,180,375          31,180,375           28,650,226      29,010,981
         Other investments                               721,600             721,600              825,700         825,700
         Loans and mortgage loans held
           for sale                                  154,180,609         154,772,825          149,413,624     148,308,428

       Liabilities:
         Deposits                                    177,785,847         178,193,631          169,602,620     170,384,781
         Securities sold under repurchase
           agreements                                  9,391,076           9,391,076            4,941,781       4,941,781
         FHLB advances                                 8,625,000           8,566,515            2,392,857       2,432,455
         Notes payable                                   277,779             277,779              444,446         444,446

         Unrecognized financial instruments:
         Commitments to extend credit                 28,152,000          28,152,000           25,500,000      25,500,000
         Standby letters of credit               $       953,000             953,000              873,000         873,000

                       FNB BANKING COMPANY AND SUBSIDIARY

(15)  REGULATORY MATTERS
      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1999 and 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

      The consolidated and bank only actual capital amounts and ratios for 1999 and 1998 are also presented in the table.

                                                                                                         To Be Well
                                                                                                     Capitalized Under
                                                                             For Capital             Prompt Corrective
                                                       Actual             Adequacy Purposes          Action Provisions
                                                       -------            -----------------          -----------------
                                                   Amount      Ratio       Amount      Ratio       Amount          Ratio
                                                   ------      -----       ------      -----       ------          -----

AS OF DECEMBER 31, 1999
    Total Risk-Based Capital (to Risk
      Weighted Assets):
       Consolidated                            $ 24,916,880    15.59%    12,788,124      8.00%         N/A          N/A
       FNB Griffin                             $ 23,992,915    15.04%    12,764,096      8.00%     15,955,120      10.00%
    Tier I Capital (to Risk Weighted Assets):
       Consolidated                            $ 22,918,736    14.34%     6,394,062      4.00%         N/A          N/A
       FNB Griffin                             $ 21,998,525    13.79%     6,382,048      4.00%      9,573,072       6.00%
    Tier I Capital (to Average Assets):
       Consolidated                            $ 22,918,736    10.85%     8,449,338      4.00%         N/A          N/A
       FNB Griffin                             $ 21,998,525    10.51%     8,375,017      4.00%     10,468,771       5.00%

  AS OF DECEMBER 31, 1998
    Total Risk-Based Capital (to Risk
        Weighted Assets):
       Consolidated                            $ 24,268,215    16.6%     11,695,525      8.00%          N/A          N/A
       FNB Griffin                             $ 23,432,413    15.1%     12,414,523      8.00%     15,518,154      10.00%
    Tier I Capital (to Risk Weighted Assets):
       Consolidated                            $ 22,560,598    15.4%      5,859,896      4.00%          N/A          N/A
       FNB Griffin                             $ 21,724,795    14.0%      6,207,084      4.00%      9,310,626       6.00%
    Tier I Capital (to Average Assets):
       Consolidated                            $ 22,560,598    11.4%      7,915,999      4.00%          N/A          N/A
       FNB Griffin                             $ 21,724,795    11.1%      7,828,755      4.00%      9,785,944       5.00%

                       FNB BANKING COMPANY AND SUBSIDIARY

(16)   FNB BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 Balance Sheets
                           December 31, 1999 and 1998

                                     Assets
                                     ------

                                                                                       1999              1998
                                                                                       ----              ----

      Cash                                                                        $    161,203           368,728
      Investment in First National Bank of Griffin                                  21,403,945        21,804,566
      Investment securities available for sale                                       1,366,707         2,006,270
      Other assets                                                                     744,282           467,842
                                                                                    ----------        ----------
                                                                                  $ 23,676,137        24,647,406
                                                                                    ==========        ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

      Other liabilities                                                           $    317,949           564,206
      Dividends payable                                                                512,800           525,070
      Stockholders' equity                                                          22,845,388        23,558,130
                                                                                    ----------        ----------
                                                                                  $ 23,676,137        24,647,406
                                                                                    ==========        ==========


                             Statements of Earnings

              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                1999            1998          1997
                                                                                ----            ----          ----
     Income:
        Interest and dividends                                            $    58,311          45,658          31,514
        Other                                                                       -         129,912         220,148
        Dividends from subsidiary                                           1,865,460       1,009,750         888,580
                                                                            ---------       ---------       ---------

                                                                            1,923,771       1,185,320       1,140,242
                                                                            ---------       ---------       ---------

      Other operating expenses                                                 93,863         214,209         239,510
                                                                            ---------       ---------      ----------

        Earnings before income taxes and equity in undistributed
          earnings of bank subsidiary                                       1,829,908         971,111         900,732

      Income tax benefit                                                            -          14,667               -
                                                                            ---------       ---------       ---------

        Earnings before equity in undistributed earnings of
          bank subsidiary                                                   1,829,908         985,778         900,732

      Equity in undistributed earnings of bank subsidiary                     273,730       1,934,681       1,926,003
                                                                            ---------       ---------       ---------

          Net earnings                                                   $  2,103,638       2,920,459       2,826,735
                                                                            =========       =========       =========

                       FNB BANKING COMPANY AND SUBSIDIARY

(16)  FNB BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                            Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997


                                                                              1999          1998            1997
                                                                              ----          ----            ----
  Cash flows from operating activities:
       Net earnings                                                     $    2,103,638    2,920,459       2,826,735
       Adjustments to reconcile net earnings
         to net cash provided by operating activities:
           Equity in undistributed earnings of bank subsidiary                (273,730)  (1,934,681)     (1,926,003)
           Depreciation                                                              -       17,537          35,073
           Change in other assets and liabilities, net                        (279,663)     (24,484)         50,421
                                                                             ---------    ----------      ---------
       Net cash provided by operating activities                             1,550,245      978,831         986,226
                                                                             ---------    ---------       ----------

  Cash flows from financing activities:
       Dividends paid                                                       (1,002,729)    (969,360)       (888,580)
       Purchase and retirement of stock                                       (755,041)           -               -
                                                                            ----------    ---------       ----------
       Net cash provided (used) by financing activities                     (1,757,770)    (969,360)       (888,580)
                                                                             ----------   ----------      ----------

  Net increase (decrease) in cash                                             (207,525)       9,471          97,646
  Cash at beginning of the period                                              368,728      359,257         261,611
                                                                            ----------    ---------       ---------
  Cash at end of the period                                            $       161,203      368,728         359,257

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FNB BANKING COMPANY
                                                  (REGISTRANT)


                                              By: /s/ C.A. Knowles
                                                 -------------------------------
                                                    C. A. Knowles
                                                    President

Dated:  March 30, 2000


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


         Signature                                Title                                 Date
         ---------                                -----                                 ----

 /s/ John T. Newton, Jr.              Chairman of the Board of Directors            March 30, 2000
John T. Newton, Jr.

/s/ C.A. Knowles                      President, Treasurer, and                     March 30, 2000
C.A. Knowles                          Director (principal executive officer)

/s/ William K. Holmes                 Assistant Treasurer (principal                March 30, 2000
William K. Holmes                     accounting and financial officer)

/s/ James A. Mankin   _               Director and Secretary                        March 30, 2000
James A. Mankin

/s/ Ernest F. Carlisle, III           Director                                      March 30, 2000
Ernest F. Carlisle, III

/s/ J. Henry Cheatham, III            Director                                      March 30, 2000
J. Henry Cheatham, III

/s/ James G. Cheatham                 Director                                      March 30, 2000
James G. Cheatham

/s/ David G. Newton                   Director                                      March 30, 2000
David G. Newton

                                  EXHIBIT INDEX


Exhibit No.      Description of Exhibit
-----------      ----------------------

   21.0          Subsidiaries of FNB Banking Company.

   24.0 A Power of Attorney is set forth on the signature page to this Form 10-KSB.

   27.0          Financial Data Schedule (for SEC use only)