Form 10QSB
period 2000-03-31
FNB BANKING CO
filed 2000-05-15
CIK 757262

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission file number 2-94292

                               FNB Banking Company

             (Exact name of registrant as specified in its charter)

              Georgia                               58-1479370
     ------------------------           ------------------------------------
     (State of Incorporation)           (I.R.S. Employer Identification No.)

       318 South Hill Street
       Griffin, Georgia                                            30224
----------------------------------------                       -------------
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

                                  YES XX   NO

              Common stock, par value $1 per share: 786,408 shares
                          outstanding as of May 3, 2000

                       FNB BANKING COMPANY AND SUBSIDIARY

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (unaudited) at March 31, 2000                3

             Consolidated Statements of Earnings (unaudited) for the Three
               Months Ended March 31, 2000 and 1999                                  4

             Consolidated Statements of Comprehensive Income (unaudited)
               for the Three Months Ended March 31, 2000 and 1999                    5

             Consolidated Statements of Cash Flows (unaudited) for the
               Three Months Ended March 31, 2000 and 1999                            6

             Notes to Consolidated Financial Statements                              7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 8-9

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                                       10

    Item 2.  Changes in Securities                                                   10

    Item 3.  Defaults Upon Senior Securities                                         10

    Item 4.  Submission of Matters to a Vote of Security Holders                     10

    Item 5.  Other Information                                                       10

    Item 6.  Exhibits and Reports on Form 8-K                                        10

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FNB BANKING COMPANY AND SUBSIDIARY

                           Consolidated Balance Sheet
                                 March 31, 2000

                                  (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                          $   13,217,897
Federal funds sold                                                      177,714
Interest-bearing deposits with other banks                              500,000
Investment securities available for sale                             37,817,647
Other investments                                                       721,600
Mortgage loans held for sale                                            638,900

Loans                                                               159,036,969
Less:  Unearned interest and fees                                      (328,636)
       Allowance for loan losses                                     (2,739,374)
                                                                    -----------
             Loans, net                                             155,968,959

Premises and equipment, net                                           7,930,906
Accrued interest receivable and other assets                          1,705,805
                                                                    -----------
                                                                 $  218,679,428
                                                                    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
    Deposits:

       Noninterest-bearing                                       $   33,112,030
       Interest-bearing                                             148,355,683
                                                                    -----------

             Total deposits                                         181,467,713

    Securities sold under repurchase agreements                      11,731,871
    FHLB advances                                                     1,093,750
    Notes payable                                                       236,112
    Accrued interest payable and accrued liabilities                    594,740
                                                                    -----------

             Total liabilities                                      195,124,186
                                                                    -----------

Stockholders' equity:

    Common stock, $1 par value; 5,000,000 shares authorized;
       788,924 shares issued and outstanding                            788,924
    Retained earnings                                                22,874,057
    Accumulated other comprehensive income                             (107,739)
                                                                    -----------

             Total stockholders' equity                              23,555,242
                                                                    -----------

                                                                 $  218,679,428
                                                                    ===========


See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                      Consolidated Statements of Earnings
               For the Three Months Ended March 31, 2000 and 1999

                                  (Unaudited)

                                                                           2000             1999
                                                                           ----             ----

Interest income:
   Interest and fees on loans                                          $  4,081,164         3,782,511
   Interest on investment securities:

      Tax-exempt                                                            106,427            90,977
      Taxable                                                               511,104           351,237
   Interest on federal funds sold                                            82,248           138,670
                                                                          ---------         ---------
           Total interest income                                          4,780,943         4,363,395
                                                                          ---------         ---------
Interest expense:

   Deposits and repurchase agreements                                     1,676,510         1,588,360
   Federal funds purchased and FHLB advances                                 88,713            35,167
   Notes payable                                                              4,824             7,036
                                                                          ---------         ---------
           Total interest expense                                         1,770,047         1,630,563
                                                                          ---------         ---------
           Net interest income                                            3,010,896         2,732,832
Provision for loan losses                                                   136,986           419,600
                                                                          ---------         ---------
           Net interest income after provision for loan losses            2,873,910         2,313,232
                                                                          ---------         ---------
Other operating income:
   Service charges on deposit accounts                                      416,211           362,999
   Fees for trust services                                                   30,000            30,000
   Other operating income                                                   142,098           237,346
                                                                          ---------         ---------

           Total other operating income                                     588,309           630,345
                                                                          ---------         ---------
Other operating expense:
   Salaries and employee benefits                                         1,341,867         1,275,199
   Occupancy and equipment                                                  430,497           392,530
   Other operating expense                                                  580,754           585,100
                                                                          ---------         ---------

           Total other operating expense                                  2,353,118         2,252,829
                                                                          ---------         ---------
           Earnings before income taxes                                   1,109,101           690,748
Income taxes                                                                364,856           208,514
                                                                          ---------         ---------
           Net earnings                                                $    744,245           482,234
                                                                          =========         =========

Net earnings per common share based on average outstanding
   shares of 788,924 and 807,800 in 2000 and 1999, respectively:       $        .94               .60
                                                                          =========         =========




See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                Consolidated Statements of Comprehensive Income

               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                            2000        1999
                                                                            ----        ----

Net earnings                                                             $  744,245    482,234
Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities available for sale:
       Holding gains (losses) arising during period, net of tax
         of $20,555 and $131,752                                            (34,391)   (214,963)
            -------     --------                                            -------    --------
       Total other comprehensive income (loss)                              (34,391)   (214,963)
                                                                            -------    --------
       Comprehensive income                                              $  709,854     267,271
                                                                            =======    ========


See accompanying notes to consolidated financial statements

                       FNB BANKING COMPANY AND SUBSIDIARY

                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999

                                  (Unaudited)

                                                                                               2000          1999
                                                                                               ----          ----

Cash flows from operating activities:
   Net earnings                                                                          $     744,245       482,233
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
         Provision for loan losses                                                             136,986       419,600
         Depreciation, amortization and accretion                                              158,416       154,586
         Gain on sale of other real estate and repossessed collateral                                -       (87,596)
         Change in assets and liabilities:
           Mortgage loans held for sale                                                         55,079     1,009,386
           Interest receivable                                                                 (32,336)      153,759
           Interest payable                                                                     40,102        (9,813)
           Other, net                                                                          425,225       290,209
                                                                                            ----------    ----------

              Net cash provided by operating activities                                      1,527,717     2,412,364
                                                                                            ----------    ----------
Cash flows from investing activities:
   Proceeds from maturities and paydowns of investment securities held to maturity                   -       481,059
   Proceeds from maturities and paydowns of investment securities available for sale           582,773     3,810,695

         Purchases of investment securities available for sale                              (7,273,451)   (5,000,000)
         Net change in loans                                                                (2,619,315)      978,323
         Proceeds from sales of other real estate and repossessed collateral                         -       (44,893)
         Purchases of premises and equipment                                                   (83,144)     (117,358)
                                                                                            ----------    ----------

              Net cash provided by (used by) investing activities                           (9,393,137)      107,826
                                                                                            ----------    ----------
Cash flows from financing activities:
   Net change in deposits                                                                    3,681,867    11,545,962
   Net change in securities sold under repurchase agreements                                 2,340,795     1,388,059
   Repayments of note payable                                                                  (41,667)      (41,667)
   Repayments of FHLB advances                                                              (7,531,250)      (31,250)
   Payment of cash dividend                                                                   (513,801)     (525,070)
                                                                                            ----------    ----------

              Net cash provided by (used by) financing activities                           (2,064,056)   12,336,034
                                                                                            ----------    ----------
Net change in cash and cash equivalents                                                     (9,929,476)   14,856,224

Cash and cash equivalents at beginning of period                                            23,325,087    13,216,634
                                                                                            ----------    ----------

Cash and cash equivalents at end of period                                               $  13,395,611    28,072,858
                                                                                            ----------    ----------

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                $   1,729,945     1,640,376

Noncash investing and financing activities:
   Change in net unrealized gains (losses) on investment
      securities available for sale, net of tax                                          $     (34,391)     (214,963)
   Transfers of loans to other real estate                                               $           -       236,583
   Financed sales of other real estate                                                   $           -       287,769






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

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                   For the Three Months in the Periods Ended
                             March 31, 2000 and 1999

FORWARD-LOOKING STATEMENT

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company's credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

Total assets at March 31, 2000, were $218,679,428, representing a $1,031,495 (0.47%) decrease from December 31, 1999. Deposits increased $3,681,866 (2.07%) from December 31, 1999. Loans (gross) increased $2,641,073 (1.69%). The allowance for loan losses at March 31, 2000, totaled $2,739,374, representing 1.72% of total loans compared to December 31, 1999 total of $2,588,697 representing 1.66% of total loans. Cash and cash equivalents decreased $9,929,476 from December 31, 1999.

The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $1,623,000 and remained virtually unchanged from December 31, 1999.

The Company's subsidiary bank was most recently examined by its primary regulatory authority in June 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, the Company reported net income of $744,245, or $.94 per share, compared to $482,234, or $0.60 per share, for the same period in 1999.

Net interest income is the primary source of the Company's operating income. Net interest income increased approximately $278,064 (10.17%) in the first three months of 2000 compared to the same period for 1999. Interest income for the first three months of 2000 was $4,780,943, representing an increase of $417,548 (9.57%) over the same period in 1999. Interest expense for the first three months of 2000 increased $139,484 (8.55%) compared to the same period in 1999. The increase in net interest income during the first three months of 2000 compared to the same period in 1999 is attributable to a combination of volume and rate increases, but is primarily attributable to rate increases in interest bearing assets.

The provision for loan losses for the three months of 2000 decreased $282,614 compared to the same period for 1999. For the three months ended March 31, 2000, the Bank experienced net recoveries on loans previously charged off of $13,691, compared to net loan charge-offs of $222,331, for the same period in 1999. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income decreased for the three months ended March 31, 2000 by $42,036, or 6.67%, compared to the same period in 1999, primarily due to other real estate that was sold and gains of $87,596 recognized on those sales during the quarter ended March 31, 1999.

Other operating expenses for the first three months of 2000 increased $100,289 (4.45%) compared to the first three months in 1999. The net increase is attributable to two factors: first, an increase in depreciation expense related to fixed assets purchased in the last three quarters of 1999 for Y2k compliance; and second, salary increases due to merit-based raises.

Income tax expense, expressed as a percentage of earnings before income taxes, increased from 30% in 1999 to 33% in 2000 as tax exempt income relative to pre-tax earnings decreased.

CAPITAL

The following tables present FNB Banking Company's regulatory capital position at March 31, 2000:

         Risk-Based Capital Ratios
         -------------------------

         Tier 1 Tangible Capital, Actual                          14.7%
         Tier 1 Tangible Capital minimum requirement               4.0%
                                                                  ----

         Excess                                                   10.7%
                                                                  ====

         Total Capital, Actual                                    15.9%
         Total Capital minimum requirement                         8.0%
                                                                  ----

         Excess                                                    7.9%
                                                                  ====
         Leverage Ratio
         --------------

         Tier 1 Tangible Capital to adjusted total assets
            ("Leverage Ratio")                                    11.0%
         Minimum leverage requirement                              3.0%
                                                                  ----

         Excess                                                    8.0%
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

         (a)   Exhibits:

               Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K:

               None

                       FNB BANKING COMPANY AND SUBSIDIARY

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       FNB BANKING COMPANY


                                       By: /s/ C.A. Knowles
                                          --------------------------------------
                                          C.A. Knowles, President and Treasurer
                                          (Principal Executive Officer)

                                       Date:  5/12/2000
                                             -----------------------------------


                                       By: /s/ William K. Holmes
                                          --------------------------------------
                                          William K. Holmes
                                          Assistant Treasurer
                                          (Principal Accounting Officer)

                                       Date:  5/12/2000
                                             -----------------------------------

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.        Description
-----------        -----------

    27             Financial Data Schedule (for SEC use only)