Form 10QSB
period 2000-06-30
FNB BANKING CO
filed 2000-08-14
CIK 757262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

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

                                  YES X    NO
                                      -       -

Common stock, par value $1 per share: 786,408 shares outstanding as of August 3, 2000.

                       FNB BANKING COMPANY AND SUBSIDIARY

                                      INDEX

                                                                                              Page No.
                                                                                              --------

PART I          FINANCIAL INFORMATION
      Item 1.   Financial Statements

                Consolidated Balance Sheet (Unaudited) at June 30, 2000                          3

                Consolidated Statements of Earnings (Unaudited) for the Three
                  Months and the Six Months Ended June 30, 2000 and 1999                         4

                Consolidated Statements of Comprehensive Income (Unaudited)
                  for the Three Months and the Six Months Ended June 30, 2000 and 1999           5

                Consolidated Statements of Cash Flows (Unaudited) for the Six
                  Months Ended June 30, 2000 and 1999                                            6

                Notes to Consolidated Financial Statements (Unaudited)                           7

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                          8-9

PART II.        OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders                              10

      Item 6.   Exhibits and Reports on Form 8-K                                                 10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FNB BANKING COMPANY AND SUBSIDIARY

                           Consolidated Balance Sheet

                                  June 30, 2000
                                   (Unaudited)

                                     Assets
                                     ------
Cash and due from banks                                                 $    12,442,426
Federal funds sold                                                              284,631
Interest-bearing deposits with other banks                                      500,000
Investment securities available for sale                                     37,100,593
Other investments                                                               721,600
Mortgage loans held for sale                                                    286,374

Loans                                                                       163,517,356
Less:  Unearned income                                                          441,358
       Allowance for loan losses                                              2,417,680
                                                                          -------------
                 Loans, net                                                 160,658,318

Premises and equipment, net                                                   7,868,210
Other assets                                                                  1,705,629
                                                                          -------------
                                                                        $   221,567,781

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
     Deposits:
       Noninterest-bearing                                              $    32,196,989
       Interest-bearing                                                     151,225,630
                                                                          -------------
                 Total deposits                                             183,422,619

     Securities sold under repurchase agreements                              8,306,650
     Federal funds purchased                                                  4,250,000
     FHLB advances                                                            1,062,500
     Notes payable                                                              194,446
     Other liabilities                                                          725,971
                                                                          -------------
                 Total liabilities                                          197,962,186
                                                                          -------------

Stockholders' equity:
     Common stock, $1 par value; authorized
       5,000,000 shares; issued and outstanding
       786,408 shares                                                           786,408
     Retained earnings                                                       23,128,002
     Accumulated other comprehensive income                                    (308,815)
                                                                          -------------
                 Total stockholders' equity                                  23,605,595
                                                                          -------------
                                                                        $   221,567,781



See accompanying notes to unaudited consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                       Consolidated Statements of Earnings

      For the Three Months and the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                     Three Months                   Six Months
                                                                         Ended                         Ended
                                                                  2000          1999             2000         1999
                                                                  ----          ----             ----         ----
Interest income:
     Loans                                                  $    4,298,913     3,930,731       8,380,077    7,713,242
     Investment securities:
       Tax exempt                                                  113,535       105,749         219,962      196,726
       Taxable                                                     489,225       368,323       1,000,329      719,560
     Federal funds sold                                             47,655        97,009         129,903      235,679
                                                                 ---------     ---------       ---------    ---------
          Total interest income                                  4,949,328     4,501,812       9,730,271    8,865,207
                                                                 ---------     ---------       ---------    ---------
Interest expense:
     Deposits                                                    1,685,371     1,574,791       3,361,881    3,163,151
     Federal funds purchased and FHLB advances                      78,183        28,982         166,896       64,149
     Notes payable                                                   4,318         6,490           9,142       13,526
                                                                 ---------     ---------       ---------    ---------
          Total interest expense                                 1,767,872     1,610,263       3,537,919    3,240,826
                                                                 ---------     ---------       ---------    ---------
          Net interest income                                    3,181,456     2,891,549       6,192,352    5,624,381
Provision for loan losses                                          162,600       675,268         299,586    1,094,868
                                                                 ---------     ---------       ---------    ---------
Net interest income after provision for loan losses              3,018,856     2,216,281       5,892,766    4,529,513
                                                                 ---------     ---------       ---------    ---------
Other operating income:
     Service charges on deposit accounts                           443,391       360,118         859,602      723,117
     Fees for trust services                                        45,000        30,000          75,000       60,000
     Other operating income                                        149,137       119,577         291,235      356,923
                                                                 ---------     ---------       ---------    ---------
          Total other operating income                             637,528       509,695       1,225,837    1,140,040
                                                                 ---------     ---------       ---------    ---------
Other operating expense:
     Salaries and other personnel expense                        1,314,335     1,264,236       2,656,202    2,539,435
     Net occupancy and equipment expense                           442,261       391,056         872,758      783,586
     Other operating expense                                       603,158       579,383       1,183,912    1,164,483
                                                                 ---------     ---------       ---------    ---------
          Total other operating expense                          2,359,754     2,234,675       4,712,872    4,487,504
                                                                 ---------     ---------       ---------    ---------
          Earnings before income taxes                           1,296,630       491,301       2,405,731    1,182,049
Income taxes                                                       433,396       122,063         798,252      330,577
                                                                 ---------     ---------       ---------    ---------

          Net earnings                                        $    863,234       369,238       1,607,479      851,472
                                                                 =========     =========       =========    =========

Earnings per common share based on average outstanding shares of 786,643, 798,028, 787,783 and 802,887, respectively:

       Net earnings per share                                 $       1.10           .46            2.04         1.06
                                                                      ====           ===            ====         ====
       Dividends declared per common share                    $        .65           .60             .65          .60
                                                                      ====           ===            ====         ====


See accompanying notes to unaudited consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                 Consolidated Statements of Comprehensive Income

      For the Three Months and the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                             Three Months                Six Months
                                                                                Ended                      Ended
                                                                          2000         1999          2000         1999
                                                                          ----         ----          ----         ----

Net earnings                                                         $   863,234       369,238    1,607,479      851,472
Other comprehensive income, net of tax:
     Unrealized gains on securities available for sale:
       Holding gains (loss) arising during period, net of tax
          of $123,240, $45,699, $144,318 and $177,451                   (201,076)      (74,562)    (235,467)    (289,525)
                                                                         -------       -------    ---------      -------
       Total other comprehensive income (loss)                          (201,076)      (74,562)    (235,467)    (289,525)
                                                                         -------       -------    ---------      -------
       Comprehensive income                                          $   662,158       294,676    1,372,012      561,947
                                                                         =======       =======    =========      =======




See accompanying notes to unaudited consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                 2000                        1999
                                                                                 ----                        ----
Cash flows from operating activities:
   Net earnings                                                             $   1,607,479                    851,472
       Adjustments to reconcile net earnings to net
         cash  provided by operating activities:
           Provision for loan losses                                              299,586                  1,094,868
           Gain on sale of repossessed collateral                                       -                    (87,596)
           Depreciation, amortization and accretion                               314,016                    318,684
           Change in assets and liabilities:
             Interest payable                                                      50,392                    (34,592)
             Other, net                                                            86,605                   (164,447)
             Mortgage loans held for sale                                         407,605                  1,191,655
                                                                               ----------                 ----------

                Net cash provided by operating activities                       2,765,683                  3,170,044
                                                                               ----------                 ----------
Cash flows from investing activities:
   Proceeds from maturities and paydowns of investment securities
       held to maturity                                                                 -                    548,795
   Proceeds from maturities and paydowns of investment securities
       available for sale                                                         981,611                  4,562,972
   Purchases of investment securities available for sale                       (7,233,972)                (9,151,194)
   Net change in loans                                                         (7,471,274)                (3,102,849)
   Proceeds from sale of other investments                                              -                    104,100
   Purchases of premises and equipment                                           (182,150)                  (300,125)
   Proceeds from sale of repossessed collateral                                         -                     19,633
                                                                               ----------                 ----------

                Net cash used by investing activities                         (13,905,785)                (7,318,668)
                                                                               ----------                 ----------
Cash flows from financing activities:
   Net change in federal funds purchased                                        4,250,000                          -
   Net change in deposits                                                       5,636,772                  5,839,539
   Net change in securities sold under repurchase agreements                   (1,084,426)                   415,671
   Repayments of long-term debt                                                   (83,333)                   (83,333)
   FHLB advances                                                                6,000,000                          -
   Repayments of FHLB advances                                                (13,562,500)                  (919,643)
   Purchase and retirement of common stock                                       (100,640)                  (468,040)
   Dividends paid                                                                (513,801)                  (525,070)
                                                                               ----------                 ----------

                Net cash provided by financing activities                         542,072                  4,259,124
                                                                               ----------                 ----------

Net change in cash and cash equivalents                                       (10,598,030)                   110,500
Cash and cash equivalents at beginning of period                               23,325,087                 13,216,634
                                                                               ----------                 ----------
Cash and cash equivalents at end of period                                $    12,727,057                 13,327,134
                                                                               ==========                 ==========
Supplemental cash flow information:
   Cash paid for income taxes                                             $       754,000                    415,000
   Cash paid for interest                                                 $     3,487,527                  3,275,418
Noncash investing and financing activities:
   Change in net unrealized (gains) losses on investment securities
       available for sale, net of tax                                     $       235,467                    289,525
   Transfers of loans to other real estate                                $             -                    236,583
   Financed sales of other real estate                                    $             -                    332,662

See accompanying notes to unaudited consolidated financial statements.

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

(2)    Stock Repurchase and Retirement
       -------------------------------

       In April 2000, the Company redeemed and retired 2,516 shares of its $1 par value common stock for a total purchase price of $100,640.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                     For the Six Months in the Periods Ended
                             June 30, 2000 and 1999

FORWARD-LOOKING STATEMENT

       This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company's credit customers. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

       Total assets at June 30, 2000, were $221,568,000 representing a $1,890,000 (1%) increase from December 31, 1999. Deposits, including repurchase agreements, increased $4,552,000 (2%) from December 31, 1999. Gross loans increased $7,122,000 (5%). The allowance for loan losses at June 30, 2000, totaled $2,417,680, representing 1.49% of total loans compared to the December 31, 1999 total of $2,589,000, representing 1.66% of total loans. Cash and cash equivalents decreased $10,598,000 from December 31, 1999.

       The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 8% or $125,000 from $1,623,000 at December 31, 1999, to $1,748,000 at June 30, 2000. The increase is the net result of three additional commercial loans which were placed on nonaccrual status and the charge-off of one $420,000 loan. There were no related party loans which were considered nonperforming at June 30, 2000.

       The Company's subsidiary bank was most recently examined by its primary regulatory authority in July 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

RESULTS OF OPERATIONS

       For the six months ended June 30, 2000, the Company reported net earnings of $1,607,000 or $2.04 per share, compared to $851,000, or $1.06 per share, for the same period in 1999. Net earnings for the three months ended June 30, 2000, increased $494,000 or 134%, compared to the same period in 1999. The increase in the net earnings for the three months ended June 30, 2000, resulted primarily from the decrease in the provision of loan losses of $513,000, compared to the same period in 1999.

       Net interest income increased $568,000 (10%) in the first six months of 2000 compared to the same period for 1999. Interest income for the first six months of 2000 was $9,730,000, representing an increase of $865,000 (10%) over the same period in 1999. Interest expense for the first six months of 2000 increased $297,000 (9%) compared to the same period in 1999. The increase in interest income and interest expense during the first six months of 2000 compared to the same period in 1999 is primarily attributable to the increase in the volume of both loans and deposits.

       The  provision  for loan  losses  for the six  months  of 2000  decreased
$795,000 compared to the same period for 1999. The decrease is primarily attributable to a large provision in 1999 surrounding a commercial loan relationship which was resolved in late 1999. Net loan charge-offs for the six months ended June 30, 2000, were $471,000, compared to $408,000, for the same period in 1999. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, continued

                     For the Six Months in the Periods Ended
                             June 30, 2000 and 1999


       Other operating income increased for the six months ended June 30, 2000, by $85,800 or 8%, compared to the same period in 1999, primarily due to an increase in service charges linked to an increase in the number of deposit accounts.

       Other operating expenses for the six months of 2000 increased $225,000 (5%) compared to the first six months in 1999. The net increase is primarily attributable to an increase in employee costs of $117,000, due to merit increases for the existing workforce and $89,000 increase in building repairs, maintenance, and utilities expense.



CAPITAL

The following tables present the Company's regulatory capital position at June 30, 2000:

      Risk-Based Capital Ratios
      -------------------------

      Tier 1 Tangible Capital, actual                                   14.51%
      Tier 1 Tangible Capital, minimum requirement                       4.00%
                                                                        -----

                Excess                                                  10.51%
                                                                        =====

      Total Capital, actual                                             15.76%
      Total Capital, minimum requirement                                 8.00%
                                                                        -----

                Excess                                                   7.76%
                                                                        =====

      Leverage Ratio
      --------------

      Tier 1 Tangible Capital to adjusted total assets
         ("Leverage Ratio")                                             10.94%

      Minimum leverage requirement                                       3.00%
                                                                        -----

                Excess                                                   7.94%
                                                                        =====

PART II.  OTHER INFORMATION

                       FNB BANKING COMPANY AND SUBSIDIARY

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            (a) FNB Banking Company's annual meeting of stockholders was held on
                April 13, 2000.

            (b) The following is a summary of matters submitted to a vote of security holders:

                1. The election of the following directors to serve the current year term(1):

                           C.A. Knowles
                           James A. Mankin
                           John T. Newton, Jr.
                           David G. Newton
                           J. Henry Cheatham, III
                           Gilliam Cheatham

                A tabulation of votes concerning the above issues is as follows:

                                                                  Director
                                                                  Election
                                                                  --------

                Shares voted by proxy in favor                     600,871
                Shares voted in person in favor                     97,307
                Shares voted in person against                           -
                Shares abstained from voting                             -
                                                                   -------

                Total shares represented                           698,178
                                                                   =======

                Total shares outstanding                           788,924
                                                                   =======


                (1) - Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

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

                                       FNB BANKING COMPANY



                                       By:  /s/ C.A. Knowles
                                          --------------------------------------
                                           C.A. Knowles, President and Treasurer
                                           (Principal Executive Officer)


                                       Date: August 10, 2000
                                            ------------------------------------


                                       By:  /s/ Robin W. Nance
                                          --------------------------------------
                                           Robin W. Nance
                                           Assistant Secretary
                                           (Principal Accounting Officer)


                                       Date: August 10, 2000
                                            ------------------------------------

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.         Description
-----------         -----------

     27             Financial Data Schedule - for SEC use only