Form 10QSB
period 2000-09-30
FNB BANKING CO
filed 2000-11-13
CIK 757262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________ to _____________.

Commission file number 2-94292

FNB Banking Company
(Exact name of registrant as specified in its charter)

Georgia	58-1479370
(State of Incorporation)	(I.R.S. Employer Identification No.)

318 South Hill Street
Griffin, Georgia	30224
(Address of principal executive offices)	(Zip Code)

770-227-2251
(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES XX     NO

Common stock, par value $1 per share: 784,744 shares
outstanding as of November 1, 2000

FNB BANKING COMPANY AND SUBSIDIARY

INDEX

PART I	FINANCIAL INFORMATION

Financial Statements

Consolidated Balance Sheet (unaudited) at September 30, 2000

Consolidated Statements of Earnings (unaudited) for the Three
Months and the Nine Months Ended September 30, 2000 and 1999

Consolidated Statements of Comprehensive Income (unaudited) for the
Three Months and the Nine Months Ended September 30, 2000 and 1999

Consolidated Statements of Cash Flows (unaudited) for the Nine
Months Ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements (unaudited)

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Signatures

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FNB BANKING COMPANY AND SUBSIDIARY Consolidated Balance Sheet September 30, 2000 (Unaudited)
Assets

Cash and due from banks	$8,428,158
Federal funds sold	1,128,363
Interest-bearing deposits with other banks	500,000
Investment securities available for sale	37,232,597
Other investments	848,200
Mortgage loans held for sale	334,650
Loans	166,137,824
Less: Unearned income	406,627
Allowance for loan losses	2,514,349
Loans, net	163,216,848
Premises and equipment, net	7,831,292
Other assets	1,646,424
$221,166,532 =========

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$29,230,606
Interest-bearing	153,290,051
Total deposits	182,520,657

Securities sold under repurchase agreements	11,916,643
FHLB advances	1,031,250
Notes payable	152,779
Other liabilities	734,170
Total liabilities	196,355,499

Stockholders' equity:
Common stock, $1 par value; authorized 5,000,000 shares;
issued and outstanding 784,912 shares	784,912
Retained earnings	23,980,240
Accumulated other comprehensive income	45,881
Total stockholders' equity	24,811,033
$221,166,532 =========

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
	Three Months Ended		Nine Months Ended
	2000	1999	2000	1999
Interest income:
Loans	$4,429,282	3,843,104	12,809,359	11,556,346
Investment securities:
Tax exempt	113,507	108,997	333,469	305,723
Taxable	493,914	377,373	1,494,243	1,096,933
Federal funds	12,915	90,725	142,818	326,404

Total interest income	5,049,618	4,420,199	14,779,889	13,285,406

Interest expense:
Deposits	1,853,297	1,562,733	5,215,178	4,725,884
Federal funds purchased and FHLB advances	55,486	21,392	222,382	85,541
Notes payable	3,690	5,933	12,832	19,459
Total interest expense	1,912,473	1,590,058	5,450,392	4,830,884
Net interest income	3,137,145	2,830,141	9,329,497	8,454,522
Provision for loan losses	165,498	250,000	465,084	1,344,868
Net interest income after provision for loan losses	2,971,647	2,580,141	8,864,413	7,109,654

Other income:
Service charges on deposit accounts	496,154	394,389	1,355,756	1,117,506
Fees for trust services	75,000	30,000	150,000	90,000
Other operating income	132,445	146,163	423,680	503,086
Total other income	703,599	570,552	1,929,436	1,710,592

Other expense:
Salaries and other personnel expense	1,294,668	1,315,883	3,950,870	3,855,318
Net occupancy and equipment expense	404,665	424,608	1,277,423	1,208,194
Other operating expense	596,044	510,342	1,779,956	1,674,825
Total other expense	2,295,377	2,250,833	7,008,249	6,738,337

Earnings before income taxes	1,379,869	899,860	3,785,600	2,081,909
Income taxes	469,286	301,986	1,267,538	632,563
Net earnings	$910,583	597,874	2,518,062	1,449,346
	=======	========	========	========

Earnings per common share based on average
outstanding shares of 786,099, 789,255, 787,218, and 798,294 respectively:
Net earnings per share	$1.16	0.76	3.20	1.82
	=======	========	========	========
Dividends per share	$-	-	.65	0.60
	=======	========	========	========

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2000 and 1999

(Unaudited)
	Three Months		Nine Months
	Ended		Ended
	2000	1999	2000	1999
Net earnings	$910,583	597,874	2,518,062	1,449,346
Other comprehensive income, net of tax:
Unrealized gains on securities available for sale:
Holding gains (loss) arising during period, net of tax
of $217,394, $246,410, $73,075, and $423,861	354,696	(402,037)	119,229	(691,562)
Comprehensive income	$1,265,279 =======	195,837 ======	2,637,291 ========	757,784 =======

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2000 and 1999
(Unaudited)
	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net earnings	$2,518,062	1,449,346
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	465,084	1,344,868
Depreciation, amortization and accretion	440,018	476,866
Gain on sale of repossessed collateral	-	(87,596)
Change in assets and liabilities:
Interest receivable	(46,997)	59,340
Interest payable	138,134	(32,353)
Other, net	406,034	(194,693)
Mortgage loans held for sale	359,329	1,794,874

Net cash provided by operating activities	4,279,664	4,810,652

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities held to maturity	-	548,795
Proceeds from maturities and paydowns of investment securities available for sale	2,014,048	5,698,168
Purchases of investment securities available for sale	(7,818,507)	(11,137,362)
Purchases of other investments	(126,600)	-
Proceeds from sales of other investments	-	104,100
Change in loans	(10,195,302)	(3,294,723)
Purchases of premises and equipment	(279,049)	(336,329)
Proceeds from sale of premises and equipment	-	14,815
Proceeds from sales of repossessed collateral	-	19,633

Net cash used by investing activities	(16,405,410)	(8,382,903)

Cash flows from financing activities:
Net change in securities sold under repurchase agreements	2,525,567	1,415,202
Net change in deposits	4,734,810	11,963,372
Repayments of long-term debt	(125,000)	(125,000)
FHLB advances	14,625,000	-
Repayments of FHLB advances	(22,218,750)	(950,893)
Purchase and retirement of common stock	(160,481)	(748,200)
Dividends paid	(1,023,966)	(1,002,729)

Net cash provided (used) by financing activities	(1,642,820)	10,551,752

Net increase (decrease) in cash and cash equivalents	(13,768,566)	6,979,501

Cash and cash equivalents at beginning of the period	23,325,087	13,216,634

Cash and cash equivalents at end of period	$9,556,521	20,196,135
	========	========

Supplemental cash flow information:
Cash paid for income taxes	$932,000	701,000
Cash paid for interest	$5,312,258	4,863,237

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(Unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of FNB Banking Company (the "Company") and its wholly owned subsidiary, the First National Bank of Griffin ("Griffin"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of FNB Banking Company and subsidiary as of September 30, 2000, and the results of their operations and cash flows for the quarter and the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

(2)	Stock Repurchase and Retirement

In April 2000, the Company redeemed and retired 2,516 shares of its $1 par value common stock for a total purchase price of $100,640. Additionally, in July 2000, 1,496 more shares were redeemed and retired for $59,841.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Nine Month Period Ended
September 30, 2000 and 1999

Forward-Looking Statements

       This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates and material unforeseen changes in the financial stability and liquidity of the Company's credit customers. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

       Total assets at September 30, 2000, were $221,167,000 representing a $1,456,000 (.66%) increase from December 31, 1999. Deposits increased $4,735,000 (2.67%) from December 31, 1999. Loans increased $9,656,000 (6.19%). The allowance for loan losses at September 30, 2000, totaled $2,514,000, representing 1.52% of total loans, compared to an allowance for loan losses at December 31, 1999 of $2,589,000, representing 1.66% of total loans. Cash and cash equivalents decreased $13,769,000 from December 31, 1999.

       The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due increased 4% or $65,000 from $1,623,000 at December 31, 1999, to $1,688,000 at September 30, 2000. There were no related party loans considered nonperforming at September 30, 2000.

       The Company's subsidiary bank was most recently examined by its primary regulatory authority in July 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Results of Operations

       For the nine months ended September 30, 2000, the Company reported net earnings of $2,518,000, or $3.20 per share, compared to $1,449,000, or $1.82 per share for the same period in 1999. Net earnings for the three-month period ended September 30, 2000, increased $313,000 or 52%, compared to the same period in 1999. The increase was the result of both increased net interest income due to increases in volume and decreases in the provision for loan losses.

       Net interest income increased $875,000 (10.35%) in the first nine months of 2000 compared to the same period for 1999. Interest income for the first nine months of 2000 was $14,780,000, representing an increase of $1,495,000 (11.25%) over the same period in 1999. Interest expense for the first nine months of 2000 increased $620,000 (12.83%) compared to the same period in 1999. The increase in interest income and interest expense during the first nine months of 2000 compared to the same period in 1999 is primarily attributable to the increase in the average volume of both loans and deposits.

       The provision for loan losses for the first nine months of 2000 decreased $880,000 compared to the same period for 1999. The decrease is primarily attributable to a large provision in 1999 with respect to a commercial loan relationship which was resolved in late 1999. In addition, the finance company (a wholly owned subsidiary of the Bank) increased its provision for loan losses by $200,000 during 1999 due to significant losses realized in its portfolio. Net loan charge-offs for the nine months ended September 30, 2000, were $539,000, compared to $364,000, for the same period in 1999, as certain amounts provided for in 1999 were charged off during 2000. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

       Other operating income increased for the nine months ended September 30, 2000, by $219,000 or 12.79%, compared to the same period in 1999, primarily due to a $237,000 increase in service charges on deposit accounts due to an increase in the number of corporate deposit accounts that were subject to analysis charges and to an increase in both the volume and the price of insufficient funds and overdraft charges. Additionally, trust service fees increased $60,000 due to the settlement of one large estate. In 1999, other operating income included a $88,000 gain on the sale of foreclosed property.

       Other noninterest expenses for the nine months of 2000 increased $270,000 (4.01%) compared to the first nine months in 1999. The net increase is primarily attributable to an increase in employee costs of approximately $95,000 due to salary increases of the existing workforce, a $31,000 increase in building maintenance, a $36,000 increase in utilities expense and increases of general media advertising of $25,000 and bank customer club expense increases of $50,000.

       Income taxes expressed as a percentage of pretax earnings were 33% in 2000 versus 30% in 1999 due to the decrease of tax exempt bond and loan interest income in 2000 relative to total pretax earnings.

Capital

The following tables present FNB Banking Company's regulatory capital position at September 30, 2000:
Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	14.83%
Tier 1 Tangible Capital minimum requirement	4.00%

Excess	10.83%

Total Capital, Actual	16.08%
Total Capital minimum requirement	8.00%

Excess	8.08% ====

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets
("Leverage Ratio")	11.23%
Minimum leverage requirement	3.00%

Excess	8.23% ====

FNB BANKING COMPANY AND SUBSIDIARY

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
FNB BANKING COMPANY

By: C.A. Knowles
C.A. Knowles, President and Treasurer
(Principal Executive Officer)

Date: November 13, 2000

By: /s/ William K. Holmes ;
William K. Holmes
Assistant Treasurer
(Principal Accounting Officer)

Date: November 13, 2000