Form 10KSB
period 2000-12-31
FNB BANKING CO
filed 2001-04-02
CIK 757262

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


        318 SOUTH HILL STREET
        POST OFFICE DRAWER F
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes ___ /X/   ___ No / /

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

State the Issuer's revenue for its most recent fiscal year:  $22,409,147.

State the aggregate market value of the voting stock held by non-affiliates: AS OF MARCH 22, 2001, 651,398 SHARES OF COMMON STOCK, $1.00 PAR VALUE (THE "COMMON STOCK"), WITH AN AGGREGATE VALUE OF $29,312,910 (BASED UPON APPROXIMATE MARKET VALUE OF $45 /SHARE) (THE LAST SALE PRICE KNOWN TO THE REGISTRANT FOR THE COMMON STOCK, FOR WHICH THERE IS NO ESTABLISHED TRADING MARKET).

State the number of shares outstanding of each of the issuer's classes of Common Stock as of the latest practicable date: AS OF MARCH 22, 2001, THERE WERE 778,400 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK.

                                      INDEX

                                                                          PAGE

     PART I ................................................................1

     Item 1.   Description Of Business......................................1
     Item 2.   Description Of Property......................................7
     Item 3.   Legal Proceedings ...........................................8
     Item 4.   Submission of Matters to a Vote of
                    Security Holders........................................9

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

         The Company operates a full-service commercial banking business based in Griffin, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers, and individual retirement accounts. The Company also finances commercial transactions, makes secured and unsecured loans, and provides other financial services, including corporate, pension, and personal trust services, to its customers through the Bank. Through its subsidiary, Griffin Loans, Inc. ("Griffin Loans"), a consumer finance company, the Company engages in the business of making small loans to individuals under the trade name "First Credit."

         Certain statements included or incorporated by reference in this Form 10-KSB are forward-looking (as such term is defined in the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, each as amended). Such statements may relate to the Company's or the Bank's operations, performance, and financial condition. These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of the Company and the Bank. Actual results may differ materially from those expressed or implied by such forward-looking statements.

         All percentages and dollar amounts contained in this Form 10-KSB are approximated and may have been rounded to the nearest whole number to provide a more easily understandable format.

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

DEPOSITS

         The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2000, the Bank's deposit base, totaling $188 million, consisted of $30 million in non-interest bearing demand deposits (16% of total deposits), $47 million in interest bearing demand deposits (including money market accounts) (25% of total deposits), $19 million in savings deposits (10% of total deposits), $67 million in time deposits in amounts less than $100,000 (36% of total deposits), and $21 million in time deposits of $100,000 or more (13% of total deposits). Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

LOANS

         The Bank makes both secured and unsecured loans to individuals, firms, and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2000, consumer, real estate (including mortgage and construction loans), and commercial loans represented 17%, 30%, and 53%, respectively, of the Bank's total loan portfolio. The Bank owns a consumer finance company, Griffin Loans. Most loans made by the finance company are for less than $1,000, but Griffin Loans also makes real estate loans for larger amounts.

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

                                                                 Loan-to-
                                                              Value Limit
         Loan category                                           (percent)
         -------------                                           ---------

         Raw land                                                      65
         Land development                                              75
         Construction:
         Commercial, multifamily (1) and
            other nonresidential                                       80

         1- to 4-family residential                                    85
         Improved Property                                             85
         Owner-occupied 1- to 4-family and
         home equity                                                  (2)

-----------------------
(1)      Multifamily construction includes condominiums and cooperatives.
(2) A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied, 1-to 4-family residential property. For any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

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

COMPETITION

         The banking business is highly competitive. The Company's primary market area consists of Spalding and Henry Counties, Georgia. The Company competes in Spalding County with five other commercial banks and in Henry County with 12 commercial banks. The Bank is the largest bank in Spalding County in terms of deposits located in the County, with deposits at December 31, 2000 of $188 million, and the second smallest in Henry County in terms of deposits located in that county.

         In addition to the Company's competitors in Spalding and Henry Counties, the Company competes with commercial banks, thrifts, and various other financial institutions and brokerage houses located outside the market area. To a lesser extent, the Company also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies. In addition, the Company and any non-banking subsidiaries it may establish in the future compete and will compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies, and insurance companies.

EMPLOYEES

         As of December 31, 2000, the Company and the Bank had 104 full-time and 25 part-time employees. The Company is not a party to any collective bargaining agreement. Management believes that the Company has satisfactory relations with its employees.

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

         In addition, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

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

         The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of a bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 2000, the Bank's retained earnings from which dividends could be paid totaled $2.7 million. For 2000, the Company's cash dividend payout to stockholders was 33 percent of net income.

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

         The OCC has adopted regulations concerning the prompt corrective action provisions that place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least ten percent, a Tier One risk-based ratio of at least six percent and a leverage ratio of at least five percent; (2) an "adequately capitalized" institution has a total risk-based capital ratio of at least eight percent, a Tier One risk-based ratio of at least four percent and a leverage ratio of at least four percent; (3) an "undercapitalized" institution has a total risk-based capital ratio of under eight percent, a Tier One risk-based ratio of under four percent or a leverage ratio of under four percent; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under six percent, a Tier One risk-based ratio of under three percent or a leverage ratio of under three percent; and (5) a "critically undercapitalized" institution has a leverage ratio of two percent or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The OCC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. Under the OCC's regulations, the Bank was a "well capitalized" institution at December 31, 2000.

Set forth below are pertinent capital ratios for the Company and the Bank as of December 31, 2000.


MINIMUM CAPITAL REQUIREMENTS                COMPANY            BANK
----------------------------                -------            ----

Tier 1 Capital to Risk-based                 13.76%          13.59%(1)
   Assets:  4.00%
Total Capital to Risk-based                  14.95%          14.78%(2)
   Assets:  8.00%
Leverage Ratio (Tier 1 Capital               11.03%          10.97%(3)
   to Average Assets): 3.00%

-------------------

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

          KROGER GRIFFIN BRANCH  (Limited Service Office)
          ---------------------

          100 Spalding Village
          Griffin, Georgia  30223

          HENRY COUNTY BRANCH
          -------------------

          996 Bear Creek Boulevard
          Hampton, Georgia 30228

         The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South Hill Street, Griffin, Georgia. The Company's main office is subject to a mortgage in the principal amount of $111,113 at December 31, 2000. None of the other properties of the Company are subject to encumbrances. The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies and to house the offices of Griffin Loans, Inc. The Company or the Bank owns all of the properties, except the Kroger Griffin Branch Limited Office, which is leased.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK

         There is no established public trading market for the Common Stock. As of March 22, 2001, the Company had 399 shareholders of record. At December 31, 2000, there were 400 shareholders of record. Management is aware of 14 sales of the Company's stock in 2000, aggregating 9565 shares in blocks ranging from 16 shares to1591 shares at a price of $40 per share. Management is aware of 26 sales of the Company's stock in 1999, aggregating 5,439 shares in blocks ranging from 17 shares to 1,353 shares at prices ranging from $40 to $42 per share.

DIVIDENDS

         In 1999 and 2000, the Company declared cash dividends of $990,459 ($1.25 per share) and $1,059,898 ($1.35 per share), respectively. The Company intends to continue paying cash dividends on a semi-annual basis. The amount and frequency of dividends, however, will be determined by the Company's Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future. Information on restrictions on the amount of dividends payable by the Company appears in Note 10 to the Company's consolidated financial statements set forth in Item 7 hereof.

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

GENERAL

          The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956 and was incorporated under the laws of the state of Georgia in 1983. All of the Company's activities are currently conducted by the Bank. The Bank owns a consumer finance company, First Credit, Inc., which engages in the business of making small loans to individuals.

          The Bank was most recently examined by its primary regulatory authority in January of 2001. There were no recommendations by the regulatory authority that, in management's opinion, will have material effects on the Company's liquidity, capital resources or operations.

          The following discussion is intended to provide insight into the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and accompanying notes.

STATEMENTS OF EARNINGS REVIEW

          Net earnings were $3.2 million in 2000, an increase of 52% from the $2.1 million earned in 1999. Net earnings per share was $4.07 for 2000, compared with $2.64 reported in 1999, an increase of 54%. Return on average assets and return on average stockholders' equity for 2000 was 1.45% and 13.82%, respectively, compared with 1% and 9.67%, respectively, for 1999. Net earnings were $2.1 million in 1999, a decrease of 28% from the $2.9 million earned by the Company in 1998. Net earnings per share were $2.64 in 1999, compared with the $3.62 reported in 1998, a decrease of 27%.

          Net interest income increased by $1.02 million or 9% in 2000. Net interest income at December 31, 2000 was $12.4 million compared to $11.3 million in 1999. Net yield (tax equivalent) on interest earning assets (6.16% in 2000 and 5.99% in 1999) increased by 17 basis points in 2000 from 1999. Net interest income decreased by $8,000 or .01% in 1999 over 1998. Net interest income at December 31, 1999 and 1998 remained stable at $11.3 million. Net yield (tax equivalent) on interest earning assets (5.99% in 1999 and 6.58% in 1998) decreased by 59 basis points in 1999 over 1998.

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

          The net interest spread was 5.39% in 2000, 5.13% in 1999 and 5.65% in 1998, while the net interest margin (on a tax-equivalent basis) was 6.16% in 2000, 5.99% in 1998 and 6.58% in 1998.

          The following table shows, for the past three years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities on a tax equivalent basis.

TABLE 1
AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS ON A TAX EQUIVALENT BASIS
(dollar amounts in thousands)

                                                                  For the Years Ended December 31,
                                                 2000                           1999                             1998
                                   -----------------------------------------------------------------------------------------------
                                     Average             Yield/      Average             Yield/      Average               Yield/
                                     Balance   Interest   Rate       Balance  Interest    Rate       Balance   Interest     Rate
                                   -----------------------------------------------------------------------------------------------
Assets:
Interest earnings assets:
   Loans (including loan fees)     $ 163,621   17,098    10.45%     152,329    15,481     10.16%     142,404     15,704     11.03%
   Investment securities:
     Taxable                          27,660    1,972     7.13%      24,850     1,516      6.10%      20,647      1,352      6.55%
     Tax exempt                        8,725      679     7.78%       7,816       624      7.98%       6,366        542      8.51%
   Federal funds sold                  4,388      257     5.86%       7,756       422      5.44%       5,834        328      5.62%
                                     -------   ------               -------    ------                -------     ------
Total interest earning assets        204,394   20,006     9.79%     192,751    18,043      9.36%     175,251     17,926     10.23%
Other non-interest earnings assets    15,954                         17,185                           20,604
                                     -------                        -------                          -------
       Total assets                $ 220,348                        209,936                          195,855
                                     =======                        =======                          =======

Liabilities and stockholders' equity:
Interest-bearing liabilities:
   Deposits:
     Interest-bearing demand
       and savings                 $  61,672    1,468     2.38%      59,987     1,407      2.35%      55,789      1,362      2.44%
     Time                             89,849    5,126     5.71%      85,537     4,686      5.48%      78,844      4,758      6.03%
   FHLB advances                       2,447      187     7.64%       2,256       145      6.43%       1,344         89      6.62%
   Long-term debt                        190       15     7.89%         354        25      7.06%         527         38      7.21%
   Federal funds purchased and
     securities sold under repurchase
     agreements                       14,122      616     4.36%       5,286       229      4.33%       3,169        148      4.67%
                                      ------   ------               -------    ------                -------     ------
       Total interest-bearing
          liabilities                168,280    7,412     4.40%     153,420     6,492      4.23%     139,673      6,395      4.58%
Non-interest bearing deposits         28,016                         30,652                           28,727
Other liabilities                        861                          4,118                            4,815
Stockholders' equity                  23,191                         21,746                           22,640
                                     -------                       --------                          -------
       Total liabilities and
         stockholders' equity      $ 220,348                        209,936                          195,855
                                     =======                        =======                          =======
Excess of interest-earning
   assets over interest-bearing
   liabilities                     $  36,114                         39,331                           35,578
                                     =======                        =======                          =======
Ratio of interest-earning assets to
   interest-bearing liabilities       121.46%                        125.64%                          125.47%
Net interest income                            12,594                          11,551                            11,531
                                               ======                          ======                            ======
Net interest spread                                       5.39%                            5.13%                             5.65%
                                                          ====                             ====                              ====
Net interest yield on interest
   earning assets                                         6.16%                            5.99%                             6.58%
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

TABLE 2
CHANGES IN INTEREST INCOME AND EXPENSE ON A TAX EQUIVALENT BASIS
(dollar amounts in thousands)

                                                                   Increase (decrease) due to changes in:
                                                                   --------------------------------------
                                                               2000 over 1999                      1999 over 1998
                                                               --------------                      --------------
                                                          Volume    Rate    Total           Volume      Rate     Total
Interest income on:
   Loans (including loan fees)                       $   1,171       446    1,617             610       (833)    (223)
   Investment securities:
     Taxable                                               183       273      456             376       (212)     164
     Tax exempt                                             70       (15)      55             126        (44)      82
   Federal funds sold                                     (200)       35     (165)            120        (26)      94
                                                         -----       ---    -----           -----      -----      ---
        Total interest earning assets                    1,224       739    1,963           1,232     (1,115)     117
                                                         -----       ---    -----           -----      -----      ---
Interest expense on:
   Deposits:
     Interest-bearing demand and savings                    40        21       61              88        (43)      45
     Time                                                  241       199      440             967     (1,039)     (72)
   FHLB advances                                            13        29       42              58         (2)      56
   Long-term debt                                          (13)        3      (10)            (12)        (1)     (13)
   Federal funds purchased and securities sold
     under repurchase agreements                           385         2      387              91        (10)      81
                                                         -----       ---    -----           -----      -----      ---
        Total interest-bearing liabilities                 666       254      920           1,192     (1,095)      97
                                                         -----       ---    -----           -----      -----      ---
Increase (decrease) in net interest income           $     558       485    1,043              40        (20)      20
                                                         =====       ===    =====           =====      =====      ===

         Other operating income in 2000 of $2.6 million increased from 1999 by $347,000 or 15% primarily due to an increase of $275,000 in service charges on deposit accounts associated with an increase in the number of corporate deposit accounts that are subject to analysis charges and an increase in insufficient fund charges. Additionally, trust service fees increased $122,500 due to the settlement of three large estates. Finally, 1999 included an $88,000 gain on the sale of foreclosed property and $40,000 of investment security write-downs that were not part of the 2000 balances.

          Other operating expenses increased by $372,000 (4.1%) in 2000 over 1999. Salary increases for the existing workforce accounted for $220,000 of the overall increase, while the balance of the increase was spread among many items including an increase of utilities expense, general media advertising and a bank customer club which was implemented in 2000.

          Income tax expense expressed as a percentage of 2000 pre-tax earnings was 33% versus 31% in 1999 due to tax exempt interest income declining relative to total pre-tax earnings.

         Other operating income in 1999 of $2.3 million decreased from 1998 by $58,000 or 2.5%. The decrease was primarily attributable to a decrease in trust department fees and losses on securities. Other operating expenses increased

$336,000 (3.8%) in 1999 over 1998 principally due to the increase in employee costs related to an increase in salaries of key employees, insurance increases and an increase in depreciation expense related to the Year 2000 purchases and capital improvements. Income taxes expressed as a percentage of earnings before income taxes decreased as tax exempt income as a percentage of earnings before taxes increased.

BALANCE SHEET REVIEW

      During 2000, average total assets increased $10.4 million (5%) over 1999. Average deposits increased $3.4 million (2%) in 2000 over 1999. Average loans increased $11.3 million (7.4%) in 2000 over 1999. During 1999, average total assets increased $14.1 million (7.2%) over 1998. Average deposits increased $12.8 million (7.8%) in 1999 over 1998. Average loans increased $9.9 million (7.0%) in 1999 over 1998.

          Total assets at December 31, 2000, were $227.7 million, representing a $7.95 million (3.6%) increase from December 31, 1999. Total deposits increased $10.5 million (5.9%) from 1999 to 2000 while total gross loans increased $8.6 million (6%) during 2000. Time deposits increased $7.1 million from 1999 to 2000 while all other deposit accounts increased $3.4 million in 2000. As the local economy remains strong, loan demand increased and the Bank showed increases in the commercial and financial lending areas. These loan increases were funded principally with increases in deposit accounts.

Total assets at December 31, 1999, were $219.7 million, representing a $16.9 million (8.4%) increase from December 31, 1998. Total deposits increased $8.2 million (4.8%) from 1998 to 1999 while total gross loans increased $7.5 million (5%) during 1999. Time deposits increased $596,000 from 1998 to 1999 while all other deposit accounts increased $7.6 million in 1999.

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

TABLE 3
INVESTMENT PORTFOLIO
(dollar amounts in thousands)

          The following table shows the carrying value of the Company's securities, by security type, as of December 31, 2000, 1999, and 1998:

HELD TO MATURITY                                2000           1999         1998
                                                ----           ----         ----

United States treasuries and agencies       $      -             -           500
State, county and municipal                        -             -         6,019
Mortgage-backed securities                         -             -           560
                                              ------        ------        ------

      Totals                                $      -             -         7,079
                                              =======       ======        ======

AVAILABLE FOR SALE

United States treasuries and agencies       $ 15,403        13,345        10,583
State, county and municipal                    9,408         8,332           800
Mortgage-backed securities                    11,306         8,136         8,182
Equity securities                              1,264         1,367         2,006
                                              ------        ------        ------

                                            $ 37,381        31,180        21,571
                                              ======        ======        ======

OTHER INVESTMENTS                           $    848           722           826
                                              ======        ======        ======

          Other investments include Federal Reserve Bank stock and Federal Home Loan Bank stock. During 1999, in connection with the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities," all held to maturity investment securities were transferred to available for sale. This transfer increased stockholders' equity by $4,000.

          The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% tax rate) at December 31, 2000. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

TABLE 4
EXPECTED MATURITY OF SECURITIES
(dollar amounts in thousands)

                                     United States                                             Weighted
Maturities at                       Treasuries and         Mortgage-        State, County       Average
December 31, 1999                      Agencies        Backed Securities    and Municipal       Yields
-----------------                      --------        -----------------    -------------       -------

Within 1 year                         $   2,000                835                500             6.77%
After 1 through 5 years                  11,482              7,774              3,636             6.72%
After 5 through 10 years                  1,974              2,621              3,238             6.74%
After 10 years                                -                  -              1,922             6.92%
                                         ------             ------              -----
              Totals                  $  15,456             11,230              9,296
                                         ======             ======              =====

          Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities and yields on tax exempt securities are calculated on a tax equivalent basis.

TABLE 5
LOAN PORTFOLIO
(dollar amounts in thousands)

The following table presents loans by type at the end of each of the last five years.

                                                                   December 31,
                                                                   ------------
                                            2000         1999         1998         1997        1996
                                            ----         ----         ----         ----        ----
Commercial, financial
   and agricultural                        87,884       76,377       69,821       63,182      52,437
Real estate - construction                  8,358        8,789        5,005        5,634       3,604
Real estate - mortgage                     40,469       42,189       44,170       45,794      44,688
Installment loans to
   individuals                             28,315       29,042       29,937       26,179      27,302
                                          -------      -------      -------      -------     -------
                                          165,026      156,397      148,933      140,789     128,031

Less:  Unearned interest and fees            (374)        (321)        (361)        (304)       (330)
       Allowance for loan losses           (2,137)      (2,589)      (1,708)      (2,013)     (1,422)
                                          -------      -------      -------      -------     -------
             Loans, net                   162,515      153,487      146,864      138,472     126,279
                                          =======      =======      =======      =======     =======

The following table sets forth the maturity distribution of real estate - construction and commercial, financial and agricultural loans, including the interest rate sensitivity for loans maturing in greater than one year, as of December 31, 2000.

TABLE 6
LOAN PORTFOLIO MATURITY

(dollar amounts in thousands)\
                                                    Commercial,             Real
                                                   Financial and          Estate -
      Maturity                                     Agricultural         Construction           Total
      --------                                     ------------         ------------           -----
      Within 1 year                                $  45,789                8,322              54,111
      1 to 5 years                                    38,559                   36              38,595
      After 5 years                                    3,536                    -               3,536
                                                     -------                -----              ------
           Totals                                  $  87,884                8,358              96,242
                                                      ======                =====              ======

                                                        Fixed             Variable
                                                     Interest             Interest
                                                       Rates               Rates                Total
  Commercial, financial and agricultural:
      1 to 5 years                                 $  36,721                1,838              38,559
      After 5 years                                    1,227                2,309               3,536
                                                      ------                -----              ------
                                                   $  37,948                4,147              42,095
                                                      ======                =====              ======
  Real estate - construction
      1 to 5 years                                 $      36                    -                  36
                                                      ======                =====              ======

          The provision for loan losses in 2000 was $734,000 compared to $1.5 million in 1999. The provision for loan losses continues to reflect management's estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented 1.3% and 1.7% of total loans outstanding at December 31, 2000 and 1999, respectively. Net charge-offs were $1.2 million and $579,000 during 2000 and 1999, respectively. Management believes that these levels of allowance are appropriate based upon the Company's loan portfolio and the current economic conditions.

         The provision for loan losses in 1999 was $1.5 million compared to $530,000 in 1998. The increase is primarily attributable to one significant commercial relationship of $1.1 million that had been down-graded to doubtful. In addition, First Credit (a wholly-owned subsidiary of the Bank) increased its provision for loan losses by $190,000 during 1999 due to losses realized in its portfolio. The allowance for loan losses represented 1.7% and 1.2% of total loans outstanding at December 31, 1999 and 1998, respectively. Net charge-offs were $579,000 and $835,000 during 1999 and 1998, respectively.

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

          Management's judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in six different categories. Grades four though six are assigned allocations of loss based on management's estimate of potential loss which is generally based on discounted collateral deficiencies. Loans graded one through three are stratified by type and allocated loss ranges based on historical loss experience for the strata. The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. Management uses a devoted internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

          Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such regulators may require the Company to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. In the most recent regulatory examination completed in February 2001, no additions to the allowance were deemed necessary.

          The Company does not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans. Management anticipates gross charge-offs for 2001 to approximate $750,000, of which $450,000 would be associated with loans classified as commercial and the balance with consumer type loans. Anticipated charge-offs are an estimate based on historical experience and other judgmental factors and may be more or less than those that ultimately occur.

          The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

TABLE 7
ALLOWANCE FOR LOAN LOSSES
(dollar amounts in thousands)                                             December 31,
                                                                          ------------
                                                   2000          1999        1998         1997         1996
                                                   ----          ----        ----         ----         ----

Balance at beginning of year                     $ 2,589        1,708        2,013        1,422        1,273
Charge-offs:
  Commercial, financial and agricultural           1,083          270          663           55           67

  Real estate-mortgage                                33           41           53            8           64

  Installment loans to individuals                   320          528          315          331          342
                                                   -----        -----        -----          ---        -----

                                                   1,436          839        1,031          394          473
                                                   -----        -----        -----          ---        -----
Recoveries:
  Commercial, financial and agricultural              56           47           19           78           96

  Real estate-mortgage                                13            5           23            -            7

  Installment loans to individuals                   182          208          154          188          154
                                                   -----        -----          ---          ---        -----

                                                     251          260          196          266          257
                                                   -----        -----        -----          ---        -----

  Net charge-offs                                  1,185          579          835          128          216

  Additions charged to operations                    733        1,460          530          719          365
                                                   -----        -----        -----          ---        -----

  Balance at end of year                         $ 2,137        2,589        1,708        2,013        1,422
                                                   =====        =====        =====        =====        =====
Ratio of net charge-offs during the period
  to average loans outstanding during
  the period                                        .72%         .38%          .59%        .09%         .18%
                                                    ===          ===           ===          ==          ===

          The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans for each of the past five years (in thousands):

TABLE 8
NON-PERFORMING ASSETS
(dollar amounts in thousands)                                        December 31,
                                                                     ------------
                                              2000         1999         1998         1997         1996
                                              ----         ----         ----         ----         ----
Other real estate and repossessions         $     -            -           33           -            90
Accruing loans 90 days or more
  past due                                      142          281          256          275          216
Non-accrual loans                             6,685        1,342        1,259        2,538          477
Interest on non-accrual loans which
  would have been reported                      319           20          209          187           38


          Non-accrual loans in 2000 increased $5.3 million from 1999 primarily due to one large commercial loan to a medical facility in the amount of $3.2 million and a large account receivable financing customer with a balance of $1.1 million were placed on non-accrual status at year end 2000. The Bank has imposed specific allocations of $1.1 million, which are maintained in the allowance for loan losses, for impaired loans. See note 3 to the consolidated financial statements for more discussion on impaired loans. There were no related party loans that were considered non-performing at December 31, 2000.

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

DEPOSITS

          Time deposits of $100,000 and greater totaled $26.4 million at December 31, 2000, compared with $24.5 million at year-end 1999. The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2000.

TABLE 9
DEPOSITS
(dollar amounts in thousands)

      Within 3 months                   $  4,719
      After 3 through 6 months             9,116
      After 6 through 12 months            6,631
      After 12 months                      5,952
                                          ------
                 Total                  $ 26,418
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

          Cash and cash equivalents decreased $7.8 million to a total $15.5 million at December 31, 2000, as cash flows used from investing activities out-paced amounts provided by operating and financing activities. Cash inflows from operations totaled $4.2 million in 2000, while inflows from financing activities totaled $3.4 million, most of which were net deposit increases during 2000 of $10.5 million, increases in FHLB advances of $32.1 million and $2.1 million increases in repurchase agreements. Included in financing activities were note payable repayments of $167,000, FHLB advance repayments of $39.8 million, $1 million of dividends paid to stockholders and $391,000 for the repurchase and retirement of common stock.

          Investing activities used $15.4 million of cash and cash equivalents, principally composed of net advances of loans to customers of $9.8 million during 2000 and net investment security increases of $5.3 million.

          See the consolidated statements of cash flows in the consolidated financial statements for a more complete analysis of cash flows.

CAPITAL RESOURCES

          The Company continues to maintain adequate capital ratios. The following tables present the Company's regulatory capital position at December 31, 2000.

TABLE 10
CAPITAL RATIOS

                                                        Actual as of December 31, 2000
                                                        ------------------------------
      Tier 1 Capital                                                13.76%
      Tier 1 Capital minimum requirement                             4.00%
                                                                   ------
      Excess                                                         9.76%
                                                                   ======
      Total Capital                                                 14.95%
      Total Capital minimum requirement                              8.00%
                                                                   ------
      Excess                                                         6.95%
                                                                   ======

                    Leverage Ratio
                                                           As of December 31, 2000
                                                           -----------------------
      Tier 1 Capital to adjusted total assets
        ("Leverage Ratio")                                          11.03%

          For a more complete discussion of the actual and required ratios of the Company and its Bank subsidiary, see Note 15 to the consolidated financial statements.

      Average equity to average assets was 10.52% in 2000, 10.36% in 1999 and 11.56% during 1998. The ratio of dividends declared to net earnings was 33.07% during 2000, compared with 47.08% and 34.58% in 1999 and 1998, respectively.

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

          The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

TABLE 11
INTEREST RATE GAP SENSITIVITY
(dollar amounts in thousands)

                                                              At December 31, 2000
                                                              Maturing or Repricing in
                                          Three            Four
                                        Months or       Months to         1 to 5          Over 5
                                           Less         12 Months          Years           Years            Total
                                        ----------      ----------        -------         -------           -----
Interest-earning assets:
  Interest-bearing deposits with
     other banks                      $     500                -                -                -               500
  Federal funds sold                      5,996                -                -                -             5,996
  Investment securities                     501            1,984           17,562           17,334            37,381
  Mortgage loans held for sale            1,087                -                -                -             1,087
  Loans                                  40,887           29,869           71,974           19,785           162,515
  Other investments                           -                -                -              848               848
                                       --------          -------           ------           ------           -------
Total interest-bearing assets            48,971           31,853           89,536           37,967           208,327
                                       --------          -------           ------           ------           -------

Interest-bearing liabilities:
  Deposits:
     Demand and savings                  65,504                -                -                -            65,504
     Time deposits                       20,383           51,446           20,905                -            92,734
     Securities sold under
       Repurchase agreements             11,442                -                -                -            11,442
  FHLB advances                              31               93              496              380             1,000
  Notes payable                              42               69                -                -               111
                                        -------          -------           ------          -------           -------
Total interest-bearing liabilities       97,402           51,608           21,401              380           170,791
                                        -------          -------           ------           ------           -------
Interest sensitive difference
  per period                          $ (48,431)         (19,755)          68,135           37,587            37,536
                                        =======          =======           ======           ======            ======
Cumulative interest sensitivity
  difference                          $ (48,431)         (68,186)             (51)          37,536
Cumulative difference to total
  assets                                 (21.27)%         (29.95)%          (0.02)%          16.49%

          At December 31, 2000, the difference between the Company's liabilities and assets repricing or maturing within one year was $68.2 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company's net interest income to decline.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          For the year ended December 31, 2000, the accounting firm of Porter Keadle Moore, LLP was the principal accountant for the Company. The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

THE BOARD OF DIRECTORS

          The following table sets forth for each director of the Company as of March 22, 2001, (a) the person's name, (b) his age at December 31, 2000, (c) the year he was first elected as a director of the Company and (d) his positions with the Company and the Bank, other than as a director, and his principal occupation and business experience for the past five years.

                                      Year First      Position with Company; Principal
Name                         Age       Elected        Occupation; Business Experience
----                         ---       -------        -------------------------------

J. Henry Cheatham, III       50          1994       Vice President of Textiles, Inc.

James G. Cheatham            48          1998       President of the 1888 Group, a textile company

C. A. Knowles                68          1982       President, Chief Executive Officer, and
                                                    Treasurer of the Company and President
                                                    of the Bank

James A. Mankin              74          1982       Retired; Merchant and Real Estate Developer

David G. Newton              53          1990       Real Estate Developer

John T. Newton, Jr           54          1993       Chairman of the Board of the Company;
                                                    Chairman of the Board of the Bank; Attorney,
                                                    Newton & Howell, P.C

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

EXECUTIVE OFFICERS

      The following table sets forth for each executive officer of the Company
(a) the person's name, (b) his age at December 31, 2000, (c) the year he was first elected as an executive officer of the Company and (d) his positions with the Company and the Bank.

                                      Year First     Principal Occupation;
        Name                 Age       Elected       Business Experience
        ----                 ---       -------       -------------------

C. A. Knowles                68          1982       President, Chief Executive Officer and Treasurer of the
                                                    Company and President of the Bank.

William K. Holmes            50          1974       Assistant Treasurer since 1993, Senior Vice President of
                                                    the Bank since 1974, Principal Accounting and Financial
                                                    Officer.

ITEM 10.  EXECUTIVE COMPENSATION

      The following table sets forth the annual compensation paid by the Company and its subsidiary to certain of the Company's executive officers whose cash compensation, including salary and bonus, exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation              Long-Term
                                                                                Compensation
Name and Principal Position          Year   Salary(1)    Bonus         Other      Other(3)
                                     ----   ------       -----         -----      -----

C. A. Knowles                       2000    $185,640     $78,338        (2)       17,535
President, Chief Executive          1999     203,680      29,367        (2)       16,700
Officer, and Treasurer              1998     193,343      20,400        (2)        7,019

Christopher L. Hill                 2000     $97,262     $21,702        (2)       11,735
Executive Vice President,           1999      86,800       6,840        (2)        9,202
Commercial Loans                    1998      82,600      17,820        (2)        9,913

J. Charles Copeland                 2000    $105,962     $10,050        (2)       10,572
 Executive Vice President,          1999      96,100         100        (2)        8,527
General Banking                     1998      78,650      11,800        (2)        9,063

William K. Holmes                   2000    $102,046     $ 3,500        (2)       10,576
Asst. Treasurer                     1999     111,312       5,000        (2)       10,993
                                    1998     104,197      13,575        (2)       10,085

James H. Smallwood                  2000     $70,692     $31,859        (2)       10,276
Senior Vice President               1999      70,000      36,357        (2)       10,657
Management Loans                    1998      70,000      30,579        (2)       10,078
---------------------
(1)   Includes Director's fees
(2)   Does not meet Securities and Exchange Commission threshold for disclosure.
(3)   Represents Company matching of 401(k) contributions.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF STOCK

      The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Common Stock on March 22, 2001, the following information: (a) the owner's name and address, (b) the number of shares of Common Stock owned, and
(c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed owners are the record owners of, and have sole voting and investment powers over, their shares.

                                                                  NUMBER OF SHARES
                    NAME AND ADDRESS                             BENEFICIALLY OWNED        PERCENTAGE OF TOTAL
                    ----------------                             ------------------        -------------------
435 Associates, Ltd.
Post Office Box 238638, Encinitas, California 92023                  49,920(1)                    6.41%

Newton Family Partnership
Post Office Drawer F, Griffin, Georgia  30224                       171,904(2)                   22.07%

John T. Newton, Sr.
1076 Maple Drive, Griffin, Georgia  30223                           191,228(3)                   24.55%

Harvey M. Cheatham
Post Office Box 238638, Encinitas, California 92023                  71,920(4)                    9.23%

John Henry Cheatham, III
2773 Hwy. 16 West, Griffin, Georgia  30223                           44,052(5)                    5.66%

EMC Investments Ltd. Partnership
703 Marylyn Circle, Petaluma , California 949545895                  42,000(6)                    5.39%

James G. Cheatham
Post Office Box 506, Griffin, Georgia  30224                         49,302(7)                    6.33%

Lelia Cheatham Von Stein
445 Rich Mountain Road. Brevard, North Carolina  28712               49,002(8)                    6.29%

---------------------

(1) Harvey M. Cheatham has sole voting and investment power over the shares owned by the record by the partnership under the terms of the partnership agreement.
(2) John T. Newton, Sr. has sole voting and investment power over the shares owned of record by the partnership under the terms of the partnership agreement.
(3) Of the indicated shares, 171,904 shares are owned of record by the Newton
    Family Partnership, and Mr. Newton has sole voting and investment power with respect to these shares. Includes 2808 shares owned by the Trust Under Will of Virginia Cheatham Newton.
(4) Of the indicated shares, 16,000 shares are subject to voting and investment power by Mr. Cheatham as general partner for Club Associates, L.P., the record owner of such shares, and 49,920 are subject to voting and investment power by Mr. Cheatham as general partner of 435 Associates, Ltd., the record owner of such shares.
(5) Of the indicated shares, Mr. Cheatham owns 35,152 shares and 8,900 shares are owned by his children.
(6) Elizabeth M. Cheatham is the sole owner of EMC Investments Ltd. Partnership.
(7) Of the indicated shares, Mr. Cheatham owns 35,152 shares and 14,150 shares are owned by his children.
(8) Of the indicated shares, Ms. Von Stein owns 35,452 shares and 13,550 shares are owned by her children.

STOCK OWNED BY MANAGEMENT

      The following table provides for each director of the Company, the named executive officer, and for all directors and officers of the Company as a group, as of March 22, 2001, the following information: (a) the name of the named executive officer, director, or the number of persons in the group; (b) the number of shares of Company Stock beneficially owned by the named executive officer, director, or the group; and (c) the percentage such number represents of the outstanding shares of Company Stock. Unless otherwise indicated, the listed person is the record owner of, and has sole voting and investment powers over, his shares.

                                        Number of Shares
Name and Address                       Beneficially Owned    Percentage of Total
----------------                       ------------------    -------------------

J. Henry Cheatham, III                      44,052 (1)              5.66%

C. A. Knowles                                  920                    *

James A. Mankin                                100 (2)                *

David G. Newton                             22,579 (3)              2.90%

James G. Cheatham                           49,302 (4)              6.33%

John T. Newton, Jr.                         13,624 (5)              1.68%

All directors and executive officers
as a group (9 persons)                     127,002                 16.10%
------------------------
*   Indicates less than one percent.

(1) Includes 8,900 shares held by Mr. Cheatham as custodian for his children.

(2) Does not include 294 shares held by his daughter for which Mr. Mankin disclaims beneficial ownership. Does not include 294 shares held in trust for his daughter and 4516 shares held in trust for his grandchildren for which Mr. Mankin is a Co-Trustee.

(3) Includes 7,571 shares are held by Mr. Newton as trustee for his niece and nephew.

(4) Includes 14,150 shares held by his children.

(5) Includes 5,760 shares held by Mr. Newton as trustee for his niece and nephew.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company's directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future. Pursuant to such transactions, the Company's directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons. In the opinion of the management of the Company, the extensions of credit made by the Bank to its directors and officers since January 1, 2000 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features. See
Note 12 under Notes to Consolidated Financial Statements in Item 7 hereof.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      The Company submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit.
  No.          Document
  ---          --------

3.1 Articles of Incorporation of FNB Banking Company, as amended. (Incorporated by reference from Exhibit 3.1 to the Company's annual report on Form 10- KSB for the year ended December 31, 1992.)

3.2 Bylaws of FNB Banking Company, as amended. (Incorporated by reference from Exhibit 3.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 1992.)

4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of Common Stock of FNB Banking Company.

21.0     Subsidiaries of FNB Banking Company. (Incorporated by reference from
         Exhibit 21.0 to the Company's annual report on Form 10-KSB for the year ended December 31, 1999.)

24.0     A Power of Attorney is set forth on the signature pages to this Form
         10-KSB.


(b)  Reports on Form 8-K:

None.

                       FNB BANKING COMPANY AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

                 (WITH INDEPENDENT ACCOUNTANTS' REPORT THEREON)

                       FNB BANKING COMPANY AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


                                     INDEX
                                     -----


                                                                           PAGE
                                                                           ----

Independent Accountants' Report ........................................... F-1

Consolidated Balance Sheets as of
     December 31, 2000 and 1999 ........................................... F-2

Consolidated Statements of Earnings for the Years
     Ended December 31, 2000, 1999 and 1998 ............................... F-3

Consolidated Statements of Changes in Stockholders'
     Equity for the Years Ended December 31, 2000,
     1999 and 1998 ........................................................ F-4

Consolidated Statements of Comprehensive Income
     for the Years Ended December 31, 2000, 1998
     and 1998 ............................................................. F-5

Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2000, 1999 and 1998 ....................... F-6 and F-7

Notes to Consolidated Financial Statements ........................ F-8 to F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
FNB Banking Company and Subsidiary


We have audited the accompanying consolidated balance sheets of FNB Banking Company and subsidiary as of December 31, 2000 and 1999, and the related statements of earnings, changes in stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Banking Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.







Atlanta, Georgia
January 19, 2001

                       FNB BANKING COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                                                  2000          1999
                                                                  ----          ----
                                   Assets
                                   ------

Cash and due from banks, including reserve requirements of
  $2,712,000 and $1,521,000                                  $  9,492,910     16,298,540
Federal funds sold                                              5,995,834      7,026,547
                                                             ------------   ------------
     Cash and cash equivalents                                 15,488,744     23,325,087

Interest-bearing deposits with other banks                        500,000        500,000
Investment securities available for sale                       37,380,658     31,180,375
Other investments                                                 848,200        721,600
Mortgage loans held for sale                                    1,087,041        693,979
Loans, net                                                    162,514,560    153,486,630
Premises and equipment, net                                     7,700,782      8,007,718
Accrued interest receivable and other assets                    2,144,405      1,795,534
                                                             ------------   ------------
                                                             $227,664,390    219,710,923
                                                             ============   ============

                    Liabilities and Stockholders' Equity
                    ------------------------------------

Deposits:
  Demand                                                     $ 30,064,548     29,276,860
  Interest-bearing demand                                      46,583,275     44,077,892
  Savings                                                      18,920,294     18,789,378
  Time                                                         92,733,695     85,641,717
                                                             ------------   ------------

     Total deposits                                           188,301,812    177,785,847

Securities sold under retail repurchase agreements             11,442,400      9,391,076
FHLB advances                                                   1,000,000      8,625,000
Note payable                                                      111,113        277,779
Accrued interest payable and accrued liabilities                1,595,706        785,833
                                                             ------------   ------------

     Total liabilities                                        202,451,031    196,865,535
                                                             ------------   ------------
Commitments
Stockholders' equity:
  Common stock, $1 par value; 5,000,000 shares authorized;
    779,154 and 788,924 shares issued and outstanding             779,154        788,924
  Retained earnings                                            23,893,439     22,129,812
  Accumulated other comprehensive income (loss)                   540,766        (73,348
                                                             ------------   ------------
     Total stockholders' equity                                25,213,359     22,845,388
                                                             ------------   ------------

                                                             $227,664,390    219,710,923
                                                             ============   ============


See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                       2000             1999         1998
                                                                       ----             ----         ----
Interest and dividend income:
  Interest and fees on loans                                       $ 17,098,182     15,481,198    15,703,957
  Interest on federal funds sold                                        256,297        421,559       327,739
  Interest-bearing deposits in other banks                               79,917         54,205        72,279
  Interest on investment securities:
    Tax-exempt                                                          448,255        411,914       357,792
    Taxable                                                           1,776,672      1,348,809     1,181,120
    Dividends on other investments                                      115,372        113,083        98,801
                                                                   ------------    -----------    ----------
         Total interest income                                       19,774,695     17,830,768    17,741,688
                                                                   ------------    -----------    ----------
Interest expense:
  Deposits                                                            6,594,320      6,092,923     6,120,443
  Note payable                                                           15,643         24,854        38,488
  Retail repurchase agreements and other                                803,702        373,971       235,907
                                                                   ------------    -----------    ----------
         Total interest expense                                       7,413,665      6,491,748     6,394,838
                                                                   ------------    -----------    ----------
         Net interest income                                         12,361,030     11,339,020    11,346,850
Provision for loan losses                                               733,618      1,460,332       530,075
                                                                   ------------    -----------    ----------
         Net interest income after provision for loan losses         11,627,412      9,878,688    10,816,775
                                                                   ------------    -----------    ----------
Other operating income:
  Service charges                                                     1,803,962      1,529,482     1,459,869
  Fees for trust services                                               242,500        120,000       195,000
  Securities gains (losses), net                                         (2,644)       (42,720)       11,535
  Other                                                                 590,634        680,652       678,875
                                                                   ------------    -----------    ----------

         Total other operating income                                 2,634,452      2,287,414     2,345,279
                                                                   ------------    -----------    ----------
Other operating expenses:
  Salaries and employee benefits                                      5,429,916      5,210,827     4,948,279
  Occupancy and equipment                                             1,668,697      1,633,812     1,546,527
  Miscellaneous                                                       2,385,253      2,266,995     2,281,255
                                                                   ------------    -----------    ----------

         Total other operating expenses                               9,483,866      9,111,634     8,776,061
                                                                   ------------    -----------    ----------

         Earnings before income taxes                                 4,777,998      3,054,468     4,385,993

Income taxes                                                          1,573,443        950,830     1,465,534
                                                                   ------------    -----------    ----------
         Net earnings                                              $  3,204,555      2,103,638     2,920,459
                                                                   ============    ===========    ==========

         Net earnings per share                                    $       4.07           2.64          3.62
                                                                   ============    ===========    ==========



See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          Accumulated
                                                                             Other
                                            Common         Retained      Comprehensive
                                             Stock         Earnings      Income (Loss)     Total
                                             -----         --------      -------------     -----
Balance, December 31, 1997                   $ 807,800     19,842,089       729,683     21,379,572

Net earnings                                      --        2,920,459          --        2,920,459

Cash dividends declared of $1.25 per share        --       (1,009,750)         --       (1,009,750)
Change in accumulated other comprehensive
  income                                          --             --         267,849        267,849
                                             ---------    -----------    ----------    -----------

Balance, December 31, 1998                     807,800     21,752,798       997,532     23,558,130

Net earnings                                      --        2,103,638          --        2,103,638

Cash dividends declared of $1.25 per share        --         (990,459)         --         (990,459)

Shares repurchased and retired                 (18,876)      (736,165)         --         (755,041)

Change in accumulated other comprehensive
  income (loss)                                   --             --      (1,070,880)    (1,070,880)
                                             ---------    -----------    ----------    -----------

Balance, December 31, 1999                     788,924     22,129,812       (73,348)    22,845,388

Net earnings                                      --        3,204,555          --        3,204,555

Cash dividends declared of $1.35 per share        --       (1,059,898)         --       (1,059,898)

Shares repurchased and retired                  (9,770)      (381,030)         --         (390,800)

Change in accumulated other comprehensive
  income (loss)                                   --             --         614,114        614,114
                                             ---------    -----------    ----------    -----------

Balance, December 31, 2000                   $ 779,154     23,893,439       540,766     25,213,359
                                             =========    ===========    ==========    ===========

See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                    2000         1999          1998
                                                                    ----         ----          ----
Net earnings                                                     $3,204,555    2,103,638     2,920,459
                                                                 ----------   ----------    ----------

Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities available for sale:
   Holding gains (losses) arising during period, net of tax
     of $375,386, $672,579 and $168,549                             612,475   (1,097,366)      275,000
   Reclassification adjustment for (gains) losses included
     in net earnings, net of tax of $1,005, $16,234 and $4,384        1,639       26,486        (7,151)
                                                                 ----------   ----------    ----------

   Total other comprehensive income (loss)                          614,114   (1,070,880)      267,849
                                                                 ----------   ----------    ----------

   Comprehensive income                                          $3,818,669    1,032,758     3,188,308
                                                                 ==========   ==========    ==========









See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                              2000           1999            1998
                                                                              ----           ----            ----

Cash flows from operating activities:
  Net earnings                                                            $  3,204,555      2,103,638      2,920,459
    Adjustments to reconcile net earnings
      to net cash provided by operating activities:
        Depreciation, amortization and accretion                               573,406        637,710        556,408
        Provision for loan losses                                              733,618      1,460,332        530,075
        Provision for deferred income taxes                                    242,554       (230,552)       191,748
        Provision for writedown of investment security                            --           40,000           --
        (Gains) losses on sales of investment securities                         2,644          2,720        (11,535)
        Losses on disposals of premises and equipment                            2,746           --           35,073
        Gain on sale of other real estate and repossessed collateral              --          (87,596)          --
        Change in:
         Mortgage loans held for sale                                         (393,062)     1,855,446     (1,899,075)
         Interest receivable                                                  (204,543)      (116,235)       (45,116)
         Interest payable                                                      174,192        (28,806)       (11,006)
         Other, net                                                           (163,527)        88,233       (421,329)
                                                                          ------------    -----------    -----------

           Net cash provided by operating activities                         4,172,583      5,724,890      1,845,702
                                                                          ------------    -----------    -----------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale              509,437        620,974      1,942,216
  Proceeds from calls and maturities of investment securities held to
     Maturity                                                                     --          483,671      2,328,080
  Proceeds from calls and maturities of investment securities available
     for sale                                                                2,679,628      7,348,800      4,599,952
  Purchase of investment securities available for sale                      (8,377,451)   (12,764,523)   (15,030,084)
  Purchase of other investments                                               (126,600)          --             --
  Proceeds from calls of other investments                                        --          104,100           --
  Net change in loans                                                       (9,761,548)    (7,986,794)    (9,096,458)
  Proceeds from disposals of premises and equipment                              8,300         14,815         10,123
  Additions to premises and equipment                                         (301,549)      (377,708)    (1,954,813)
  Proceeds from sales of other real estate and repossessed collateral             --             --          141,325
                                                                          ------------    -----------    -----------

           Net cash used by investing activities                          $(15,369,783)   (12,556,665)   (17,059,659)
                                                                          ------------    -----------    -----------




See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                              2000             1999           1998
                                                                              ----             ----           ----
  Cash flows from financing activities:
    Net change in demand and savings deposits                          $   3,423,987        7,587,090         648,306
    Net change in time deposits                                            7,091,978          596,137       4,578,246
    Net change in securities sold under retail repurchase agreements       2,051,324        4,449,295       1,600,281
    Proceeds from FHLB advances                                           32,125,000        7,500,000       1,250,000
    Repayments of FHLB advances                                          (39,750,000)      (1,267,857)       (285,714)
    Repayments of note payable                                              (166,666)        (166,667)       (166,666)
    Payment of cash dividends                                             (1,023,966)      (1,002,729)       (969,360)
    Repurchase and retirement of common stock                               (390,800)        (755,041)            --
                                                                          ----------       ----------      ----------

       Net cash provided by financing activities                           3,360,857       16,940,228       6,655,093
                                                                          ----------       ----------      ----------

  Net change in cash and cash equivalents                                 (7,836,343)      10,108,453      (8,558,864)

  Cash and cash equivalents at beginning of year                          23,325,087       13,216,634      21,775,498
                                                                          ----------       ----------      ----------

  Cash and cash equivalents at end of year                             $  15,488,744       23,325,087      13,216,634
                                                                          ==========       ==========      ==========

  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
     Interest                                                          $   7,239,473        6,520,554       6,405,844
     Income taxes                                                      $   1,518,000          993,000       1,488,000

  Noncash investing and financing activities:
    Transfer of investment securities held to maturity
       to available for sale                                           $        --          6,595,694             --
    Change in net unrealized gains/losses on
      investment securities available for sale,
      net of tax                                                       $     614,114       (1,070,880)        267,849
    Transfers of loans to other real estate                            $        --            236,583         208,372
    Financed sales of other real estate                                $        --            332,552          33,983
    Change in dividends payable                                        $      35,932          (12,270)         40,390







See accompanying notes to consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The accounting and reporting policies of FNB Banking Company (the "Company") and subsidiary, and the methods of applying those principles, conform with generally accepted accounting principles ("GAAP") and with general practice within the banking industry. The following is a summary of the significant policies and procedures.

      Basis of Presentation
      ---------------------
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, First National Bank of Griffin (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Bank commenced business in 1933 upon receipt of its charter from the Georgia Department of Banking and Finance. This state charter was converted to a national charter in 1965. The Bank is primarily regulated by the Office of the Comptroller of the Currency ("OCC") and the Company is regulated by the Federal Reserve Bank and both undergo periodic examinations by these regulatory authorities. The Bank provides a full range of customary banking services throughout Spalding and other surrounding counties in Georgia.

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

      Investment Securities
      ---------------------
      The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2000 and 1999 the Company had no trading or held to maturity securities.

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

      Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such regulators may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

                       FNB BANKING COMPANY AND SUBSIDIARY

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      Premises and Equipment
      ----------------------
      Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income for the period. Costs incurred for maintenance and repairs are expensed currently. The range of estimated useful lives for premises and equipment are:

                  Buildings and improvements                 10 - 40 Years
                  Furniture and equipment                     3 - 10 Years

      Securities Sold Under Retail Repurchase Agreements Securities sold under repurchase agreements are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

      Income Taxes
      ------------
      The Company accounts for income taxes using the liability method and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

      Net Earnings Per Common Share
      -----------------------------
      Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period such as options, convertible securities and warrants are included in diluted earnings per share. The Company has no potential common shares and correspondingly, earnings per share amounts for 2000, 1999 and 1998, respectively, are based on 786,451, 796,074 and 807,800 shares, the weighted average number of common shares outstanding.

      Other
      -----
      Property (other than cash deposits) held by the Bank in a fiduciary or agency capacity for customers is not included in the balance sheets since such items are not assets of the Bank.

      Comprehensive Income
      --------------------
      The Company has elected to present comprehensive income in a separate consolidated statement of comprehensive income. Accumulated other comprehensive income is solely related to the net of tax effect of unrealized gains (losses) on securities available for sale.

                       FNB BANKING COMPANY AND SUBSIDIARY

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      Recent Accounting Pronouncements
      --------------------------------
      In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 establishes accounting and reporting standards for hedging derivatives and for derivative instruments including derivative instruments embedded in other contracts. It requires the fair value recognition of derivatives as assets or liabilities in the financial statements. At the date of initial application, an entity may transfer any held to maturity security into the available for sale or trading categories without calling into question the entity's intent to hold other securities to maturity in the future. In 1999 the Bank transferred all held to maturity investment securities to available for sale under this provision of SFAS No. 133. The held to maturity securities had amortized cost of $6,600,000 and net unrealized gains of $6,100. The result of the transfer was to increase stockholders' equity by $4,000 which represented the net of tax effect of the unrealized gains associated with the held to maturity investments transfered. There were no other material impacts due to the adoption of SFAS No. 133.

(2)   INVESTMENT SECURITIES
      Investment securities available for sale at December 31, 2000 and 1999 are as follows:

                                                                  December 31, 2000
                                                                  -----------------
                                                                Gross           Gross         Estimated
                                               Amortized     Unrealized      Unrealized         Fair
                                                 Cost           Gains          Losses           Value
                                                 ----           -----          ------           -----
       U.S. Government agencies           $  15,456,589          45,401         99,109        15,402,881
       State, county and municipal            9,296,071         172,365         60,983         9,407,453
       Mortgage-backed securities            11,229,785         127,441         51,039        11,306,187
       Equity securities                        526,010         738,127            --          1,264,137
                                             ----------       ---------     ----------        ----------
              Total                       $  36,508,455       1,083,334        211,131        37,380,658
                                             ==========       =========     ==========        ==========


                                                                  December 31, 1999
                                                                  -----------------
                                                                Gross           Gross         Estimated
                                               Amortized     Unrealized      Unrealized         Fair
                                                 Cost           Gains          Losses           Value
                                                 ----           -----          ------           -----

       U.S. Government agencies           $  13,986,476             155        642,096        13,344,535
       State, county and municipal            8,432,365         136,673        236,356         8,332,682
       Mortgage-backed securities             8,353,829           6,704        224,082         8,136,451
       Equity securities                        526,010         840,697            --          1,366,707
                                             ----------       ---------      ----------       ----------
              Total                       $  31,298,680         984,229      1,102,534        31,180,375
                                             ==========       =========      =========        ==========

                       FNB BANKING COMPANY AND SUBSIDIARY

(2)   INVESTMENT SECURITIES, CONTINUED
      The amortized cost and fair value of investment securities available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Amortized           Estimated
                                                        Cost             Fair Value
         U.S. Government agencies:
              Within 1 year                        $   2,000,000          1,983,800
              1 to 5 years                            11,482,445         11,428,591
              5 to 10 years                            1,974,144          1,990,490
                                                      ----------         ----------

                                                   $  15,456,589         15,402,881
                                                      ==========         ==========

         State, county and municipal:
              Within 1 year                        $     500,000            500,923
              1 to 5 years                             3,636,141          3,734,969
              5 to 10 years                            3,237,512          3,237,347
              More than 10 years                       1,922,418          1,934,214
                                                      ----------         ----------

                                                   $   9,296,071          9,407,453
                                                      ==========         ==========
         Total securities other than mortgage-
           backed  ecurities:
              Within 1 year                        $   2,500,000          2,484,723
              1 to 5 years                            15,118,586         15,163,560
              5 to 10 years                            5,211,656          5,227,837
              More than 10 years                       1,922,418          1,934,214

         Mortgage-backed securities                   11,229,785         11,306,187

         Equity securities                               526,010          1,264,137
                                                      ----------         ----------
                                                   $  36,508,455         37,380,658
                                                      ==========         ==========

      Proceeds from sales of securities available for sale during 2000, 1999 and 1998 were $509,437, $620,974 and $1,942,216, respectively. Gross losses of
      $2,644,  $2,720 and $15,227 for 2000,  1999 and 1998,  respectively,  were realized on those sales. In 1998, $26,762 of call premiums were received on three called securities and these are included as securities gains.

      Certain investment securities were written down to their estimated realizable values because, in the opinion of management, the decline in value was considered other than temporary. In late 1999 an investment security was considered in default and written down $40,000 which is included in securities losses in the statement of earnings.

      Securities  with  a  carrying  value  of  approximately   $26,688,000  and
      $23,186,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes.

                       FNB BANKING COMPANY AND SUBSIDIARY

(3)   LOANS
      Major classifications of loans at December 31, 2000 and 1999 are summarized as follows:

                                                         2000         1999
                                                         ----         ----

Commercial, financial and agricultural              $ 87,884,217    76,376,867
Real estate - construction                             8,358,119     8,788,603
Real estate - mortgage                                40,468,650    42,188,877
Consumer                                              28,315,243    29,041,549
                                                    ------------   -----------
         Total loans                                 165,026,229   156,395,896

         Less:  Allowance for loan losses              2,137,165     2,588,697
                Unearned interest and fees               374,504       320,569
                                                    ------------   -----------
                Net loans                           $162,514,560   153,486,630
                                                    ============   ===========

      The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located in its trade area, primarily Spalding County, Georgia and surrounding counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market in this geographical area.

      Changes in the allowance for loan losses are summarized as follows:

                                                  2000          1999          1998
                                                  ----          ----          ----

Balance at beginning of year                   $ 2,588,697     1,707,913     2,012,795
Amounts charged off                             (1,436,467)     (839,010)   (1,031,039)
Recoveries on amounts previously charged off       251,317       259,462       196,082
Provision charged to operating expenses            733,618     1,460,332       530,075
                                               -----------    ----------    ----------
Balance at end of year                         $ 2,137,165     2,588,697     1,707,913
                                               ===========    ==========    ==========

      The Bank was servicing approximately $13,198,000 and $15,760,000 of mortgage loans for the Federal Home Loan Mortgage Corporation at December 31, 2000 and 1999, respectively.

      At December 31, 2000, the recorded investment in loans that were considered to be impaired was $6.7 million. Included in the allowance for loan losses are specific reserves for these impaired loans totaling $1.1 million. As of December 31, 2000, there were no impaired loans that did not have a specific reserve and all loans considered to be impaired were non-accrual loans. The average recorded investment in impaired loans for the year ended December 31, 2000, was approximately $1.4 million. The amount of interest that would have been recognized under the original terms on the non-accrual loans was approximately $75,000. The Bank did not recognize any interest income on impaired loans during 2000. The Bank had no material amounts of impaired loans during 1999 or 1998.

                       FNB BANKING COMPANY AND SUBSIDIARY

(4)   PREMISES AND EQUIPMENT
      Premises and equipment at December 31, 2000 and 1999, are summarized as follows:

                                                       2000            1999
                                                       ----            ----

         Land and improvements                   $   1,385,125      1,385,125
         Buildings and improvements                  7,377,489      7,377,489
         Furniture and equipment                     4,199,471      3,995,361
                                                   -----------    -----------
                                                    12,962,085     12,757,975
         Less accumulated depreciation               5,261,303      4,750,257
                                                   -----------    -----------
                                                 $   7,700,782      8,007,718
                                                   ===========    ===========

      Depreciation expense was $597,439, $626,726 and $504,747 for the years ended December 31, 2000, 1999 and 1998, respectively.

(5)   DEPOSITS
      The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $26,418,000 and $24,482,000 at December 31,
      2000 and 1999, respectively. Deposits from related parties totaled approximately $4,449,000 and $3,552,000 at December 31, 2000 and 1999,
      respectively.

      At December 31, 2000, the scheduled maturities of time deposits were as follows:

                  2001                              $  71,828,643
                  2002                                 11,260,950
                  2003                                  5,677,065
                  2004                                  2,571,327
                  2005                                  1,395,710
                                                      -----------
                                                    $  92,733,695

(6)   NOTE PAYABLE
      Note payable at December 31, 2000 and 1999, consisted of the following:

                                                                      2000         1999
                                                                      ----         ----
        Note payable, due in monthly installments of $13,889
           plus interest at 70% of the prime interest rate
           through August 1, 2001, collateralized by certain
           land and buildings.                                     $  111,113    277,779


(7)   FEDERAL HOME LOAN BANK ADVANCES

      The Bank has an agreement with the Federal Home Loan Bank ("FHLB") whereby the FHLB agreed to provide the Bank credit facilities under the Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are collateralized under a Blanket Floating Lien covering all of the Bank's 1-4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB.

      At December 31, 2000, the Bank has an advance payable of $1,000,000 with a fixed interest rate of 5.50% and interest payable monthly with equal principal payments of $31,250 due quarterly until maturity in 2008.

                       FNB BANKING COMPANY AND SUBSIDIARY

(8)   EMPLOYEE BENEFIT PLAN
      The Company has a profit sharing plan covering substantially all employees, subject to minimum service requirements. The plan complies with the requirements of Section 401(k) of the Internal Revenue Code. The Company will match up to 6% of the participants' before tax contributions. The Company's matching contributions amounted to $326,000, $307,000 and $297,000 in 2000, 1999 and 1998, respectively.

(9)   COMMITMENTS
      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

      The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      In some cases, the Company does require collateral or other security to support financial instruments with credit risk.

                                                                                          Approximate
                                                                                          Contractual
                                                                                            Amount
                                                                                            ------
                                                                                     2000            1999
                                                                                     ----            ----
         Financial instruments whose contract amounts represent credit risk:
             Commitments to extend credit                                      $ 47,157,000      28,152,000
             Standby letters of credit and financial guarantees written        $    837,000         953,000

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

      Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit at December 31, 2000, are fully collateralized.

(10)  DIVIDEND LIMITATIONS

      Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2001 without prior approval is approximately $2,675,000 plus 2001 earnings of the Bank.

                       FNB BANKING COMPANY AND SUBSIDIARY

(11)  INCOME TAXES

      The components of income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                          2000          1999         1998
                                          ----          ----         ----

                  Current           $  1,330,889     1,181,382    1,273,786
                  Deferred               242,554      (230,552)     191,748
                                       ---------     ---------    ---------
                                    $  1,573,443       950,830    1,465,534
                                       =========     =========    =========

      The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

                                        2000          1999          1998
                                        ----          ----          ----

Pretax income at statutory rates    $ 1,624,519      1,038,519    1,491,238
Add (deduct):
  Tax-exempt interest income           (151,185)      (140,051)    (130,297)
  Nondeductible interest expense         20,179         16,104       14,539
  State income taxes and other           79,930         36,258       90,054
                                    -----------     ----------   ----------
                                    $ 1,573,443        950,830    1,465,534
                                    ===========     ==========   ==========

      The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset (liability).

                                                                      2000         1999
                                                                      ----         ----
        Deferred income tax assets:
          Allowance for loan losses                             $    610,957      827,474
          Net unrealized losses on investment securities                   -       44,955
          Other                                                       49,232       15,165
                                                                  ----------      -------
                 Total gross deferred income tax assets              660,189      887,594
                                                                  ----------      -------

        Deferred income tax liabilities:
          Net unrealized gains on investment securities             (331,436)           -
          Premises and equipment                                    (716,226)    (656,122)
                                                                  ----------      -------
                 Total gross deferred income tax liabilities      (1,047,662)    (656,122)
                                                                   ---------      -------
        Net deferred income tax asset (liability)               $   (387,473)     231,472
                                                                  ==========      =======


<

                       FNB BANKING COMPANY AND SUBSIDIARY

(12)  RELATED PARTY TRANSACTIONS

      The Company conducts transactions with its directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2000:

                    Beginning balance                          $ 8,541,664
                    Loans advanced                               2,559,419
                    Repayments                                  (2,369,709)
                                                                 ---------
                    Ending balance                             $ 8,731,374
                                                                 =========

(13)  MISCELLANEOUS OPERATING EXPENSES
      Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

                                                   2000       1999       1998
                                                   ----       ----       ----

                  Stationery and supplies       $ 221,094   244,249    250,151
                  Data processing               $ 268,401   236,970    284,322


(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS
      The assumptions used in the estimation of the fair value of the Company's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

         Cash and Cash Equivalents
         -------------------------
         For cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

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

         Deposits
         --------
         The fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand a t the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

         Securities Sold Under Retail Repurchase Agreements
         --------------------------------------------------
         The   carrying  value   of  securities  sold  under  retail repurchase
         agreements approximates fair value.

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

      Commitments to Extend Credit and Standby Letters of Credit Because commitments to extend credit and standby letters of credit are made using variable rates, or were recently executed, the contract value is a reasonable estimate of fair value.

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

      Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

       The carrying amount and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are as follows:

                                                                     2000                                   1999
                                                                     ----                                   ----
                                                       Carrying             Estimated           Carrying         Estimated
                                                        Amount             Fair Value            Amount          Fair Value
                                                        ------             ----------            ------          ----------
       Assets:
         Cash and cash equivalents                 $  15,488,744          15,488,744           23,325,087       23,325,087
         Interest-bearing deposits with
           other banks                             $     500,000             500,000              500,000          500,000
         Investment securities                     $  37,380,658          37,380,658           31,180,375       31,180,375
         Other investments                         $     848,200             848,200              721,600          721,600
         Loans and mortgage loans held
           for sale                                 $163,601,601         161,309,437          154,180,609      154,772,825

       Liabilities:
         Deposits                                   $188,301,812         188,498,664          177,785,847      178,193,631
         Securities sold under retail repurchase
           agreements                              $  11,442,400          11,442,400            9,391,076        9,391,076
         FHLB advances                             $   1,000,000             928,151            8,625,000        8,566,515
         Note payable                              $     111,113             111,113              277,779          277,779

       Unrecognized financial instruments:
         Commitments to extend credit              $  47,157,000          47,157,000           28,152,000       28,152,000
         Standby letters of credit                 $     837,000             837,000              953,000          953,000

                       FNB BANKING COMPANY AND SUBSIDIARY

(15)  REGULATORY MATTERS
      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, the Company and the Bank meets all capital adequacy requirements to which they are subject.

      As of December 31, 2000 and 1999, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

      The consolidated and bank only actual capital amounts and ratios for 2000 and 1999 are also presented in the table.

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                      For Capital           Prompt Corrective
                                                                                  Adequacy Purposes         Action Provisions
                                                          Actual
                                                   Amount         Ratio         Amount         Ratio        Amount        Ratio
                                                   ------         -----         ------         -----        ------        -----
AS OF DECEMBER 31, 2000
 Total Risk-Based Capital (to Risk-
 Weighted Assets):
   Consolidated                              $   26,809,758     14.95%       14,346,362       8.00%          N/A           N/A
   Bank                                      $   26,537,141     14.78%       14,361,123       8.00%      17,951,404     10.00%
Tier I Capital (to Risk-Weighted Assets):
   Consolidated                              $   24,672,593     13.76%        7,173,181       4.00%             N/A        N/A
   Bank                                      $   24,399,976     13.59%        7,180,562       4.00%      10,770,842       6.00%
Tier I Capital (to Average Assets):
   Consolidated                              $   24,672,593     11.03%        8,946,987       4.00%             N/A        N/A
   Bank                                      $   24,399,976     10.97%        8,896,337       4.00%      11,120,421       5.00%

AS OF DECEMBER 31, 1999
  Total Risk-Based Capital (to Risk-
  Weighted Assets):
   Consolidated                              $   24,916,880     15.59%       12,788,124       8.00%             N/A        N/A
   Bank                                      $   23,992,915     15.04%       12,764,096       8.00%      15,955,120     10.00%
Tier I Capital (to Risk-Weighted Assets):
   Consolidated                              $   22,918,736     14.34%        6,394,062       4.00%           N/A          N/A
   Bank                                      $   21,998,525     13.79%        6,382,048       4.00%       9,573,072      6.00%
Tier I Capital (to Average Assets):
   Consolidated                              $   22,918,736     10.85%        8,449,338       4.00%           N/A          N/A
   Bank                                      $   21,998,525     10.51%        8,375,017       4.00%      10,468,771      5.00%

                       FNB BANKING COMPANY AND SUBSIDIARY

(16)   FNB BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                 Balance Sheets
                           December 31, 2000 and 1999

                                                                         2000                1999
                                                                         ----                ----
                                     Assets
                                     ------
      Cash                                                           $      36,320           161,203
      Investment in First National Bank of Griffin                      24,483,103        21,403,945
      Investment securities available for sale                           1,264,137         1,366,707
      Other assets                                                         548,733           744,282
                                                                        ----------        ----------
                                                                     $  26,332,293        23,676,137
                                                                        ==========        ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

      Other liabilities                                              $     570,201           317,949
      Dividends payable                                                    548,733           512,800
      Stockholders' equity                                              25,213,359        22,845,388
                                                                        ----------        ----------
                                                                     $  26,332,293        23,676,137
                                                                        ==========        ==========


                             Statements of Earnings

              For the Years Ended December 31, 2000, 1999 and 1998

                                                                 2000         1999       1998
                                                                 ----         ----       ----
Income:
   Interest and dividends                                     $   58,995      58,311      45,658
   Other                                                            --          --       129,912
   Dividends from subsidiary                                     798,573   1,865,460   1,009,750
                                                              ----------   ---------   ---------

                                                                 857,568   1,923,771   1,185,320
                                                              ----------   ---------   ---------

 Other operating expenses                                         78,973      93,863     214,209
                                                              ----------   ---------   ---------

   Earnings before income taxes and equity in undistributed
     earnings of bank subsidiary                                 778,595   1,829,908     971,111

 Income tax benefit                                               24,509        --        14,667
                                                              ----------   ---------   ---------

   Earnings before equity in undistributed earnings of
   bank subsidiary                                               803,104   1,829,908     985,778

 Equity in undistributed earnings of bank subsidiary           2,401,451     273,730   1,934,681
                                                              ----------   ---------   ---------

   Net earnings                                               $3,204,555   2,103,638   2,920,459
                                                              ==========   =========   =========

                       FNB BANKING COMPANY AND SUBSIDIARY

(16)  FNB BANKING COMPANY (PARENT COMPANY ONLY) FINANCIAL INFORMATION, CONTINUED

                            Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                   2000          1999         1998
                                                                   ----          ----         ----

Cash flows from operating activities:
     Net earnings                                              $ 3,204,555     2,103,638     2,920,459
     Adjustments to reconcile net earnings
       to net cash provided by operating activities:
         Equity in undistributed earnings of bank subsidiary    (2,401,451)     (273,730)   (1,934,681)
         Depreciation                                                 --            --          17,537
         Change in other assets and liabilities, net               486,779      (279,663)      (24,484)
                                                               -----------    ----------    ----------
     Net cash provided by operating activities                   1,289,883     1,550,245       978,831
                                                               -----------    ----------    ----------

Cash flows from financing activities:
     Dividends paid                                             (1,023,966)   (1,002,729)     (969,360)
     Purchase and retirement of stock                             (390,800)     (755,041)         --
                                                               -----------    ----------    ----------
     Net cash used by financing activities                      (1,414,766)   (1,757,770)     (969,360)
                                                               -----------    ----------    ----------

Net change in cash                                                (124,883)     (207,525)        9,471
Cash at beginning of the period                                    161,203       368,728       359,257
                                                               -----------    ----------    ----------
Cash at end of the period                                      $    36,320       161,203       368,728
                                                               ===========    ==========    ==========

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FNB BANKING COMPANY
                                                     (REGISTRANT)


                                            By:   /s/ C.A. Knowles
                                               --------------------------------
                                                  C.A. Knowles
                                                  President

Dated:  March 31, 2001


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


         Signature                            Title                              Date
         ---------                            -----                              ----

 /s/ John T. Newton, Jr.          Chairman of the Board of Directors            3/31/01
John T. Newton, Jr.

 /s/ C.A. Knowles                 President, Treasurer, and                     3/31/01
C.A. Knowles                      Director (principal executive officer)

 /s/ Mark A. Flowers              Assistant Treasurer (principal                3/31/01
Mark A. Flowers                   accounting and financial officer)

 /s/ James A. Mankin              Director and Secretary                        3/31/01
James A. Mankin

 /s/ Henry Cheathan, III          Director                                      3/31/01
J. Henry Cheatham, III

 /s/ James G. Cheatham            Director                                      3/31/01
James G. Cheatham

 /s/ David G. Newton              Director                                      3/31/01
David G. Newton

                                  EXHIBIT INDEX



Exhibit No.           Description of Exhibit
-----------           ----------------------

  24.0 A Power of Attorney is set forth on the signature page to this Form 10-KSB.