Form 10QSB
period 2001-03-31
FNB BANKING CO
filed 2001-05-01
CIK 757262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2001

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

YES XX     NO

Common stock, par value $1 per share: 778,400 shares
outstanding as of April 17, 2001

FNB BANKING COMPANY AND SUBSIDIARY

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2001
(Unaudited)

Assets

Cash and due from banks	$14,411,853
Federal funds sold	17,367,344
Cash and cash equivalents	31,779,197
Interest-bearing deposits with other banks	500,000
Investment securities available for sale	40,822,324
Other investments	848,200
Mortgage loans held for sale	636,076
Loans	162,339,504
Less: Unearned interest and fees	(355,895)
Allowance for loan losses	(2,248,159)
Loans, net	159,735,450
Premises and equipment, net	7,621,470
Accrued interest receivable and other assets	1,734,295
$243,677,012

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$31,013,864
Interest-bearing	169,416,473
Total deposits	200,430,337

Retail repurchase agreements	14,617,676
FHLB advances	968,750
Notes payable	69,446
Accrued interest payable and accrued liabilities	1,280,892
Total liabilities	217,367,101

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized;
778,400 shares issued and outstanding	778,400
Retained earnings	24,603,084
Accumulated other comprehensive income	928,427
Total stockholders’ equity	26,309,911
$243,677,012

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
Interest income:
Interest and fees on loans	$4,232,718	4,081,164
Interest on investment securities:
Tax-exempt	121,607	106,427
Taxable	472,269	511,104
Interest on federal funds sold	191,616	82,248
Total interest income	5,018,210	4,780,943
Interest expense:
Deposits and repurchase agreements	2,016,306	1,676,510
Federal funds purchased and FHLB advances	13,633	88,713
Notes payable	1,866	4,824
Total interest expense	2,031,805	1,770,047
Net interest income	2,986,405	3,010,896
Provision for loan losses	174,112	136,986
Net interest income after provision for loan losses	2,812,293	2,873,910
Other operating income:
Service charges on deposit accounts	453,773	416,211
Fees for trust services	30,000	30,000
Securities losses	(2,500)	-
Other operating income	170,345	142,098
Total other operating income	651,618	588,309
Other operating expense:
Salaries and employee benefits	1,341,792	1,341,867
Occupancy and equipment	411,719	430,497
Other operating expense	606,932	580,754
Total other operating expense	2,360,443	2,353,118
Earnings before income taxes	1,103,468	1,109,101
Income taxes	362,147	364,856
Net earnings	$741,321	744,245

Net earnings per common share based on average outstanding
shares of 778,812 and 788,924 in 2001 and 2000, respectively:	$.95	.94

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000

Net earnings	$741,321	744,245
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available
for sale arising during the period	627,760	(54,946)
Reclassification adjustment for losses on investment securities available
for sale	(2,500)	-
Total other comprehensive income (loss), before tax	625,260	54,946
Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available
for sale arising during the period	(238,549)	20,555
Reclassification adjustment for losses on investment securities available
for sale	950	-
Total income taxes related to other comprehensive income (loss)	(237,599)	20,555
Total other comprehensive income, net of tax	387,661	(34,391)
Total comprehensive income	$1,128,982	709,854

See accompanying notes to consolidated financial statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2001 and 2000

(Unaudited)
	2001	2000
Cash flows from operating activities:
Net earnings	$741,321	744,245
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	174,112	136,986
Depreciation, amortization and accretion	114,469	158,416
Loss on sale of investment securities	2,500	-
Change in assets and liabilities:
Mortgage loans held for sale	450,965	55,079
Interest receivable	236,622	(32,336)
Interest payable	14,359	40,102
Other, net	123,019	425,225
Net cash provided by operating activities	1,857,367	1,527,717
Cash flows from investing activities:
Proceeds from sales of investment securities	997,500	-
Proceeds from maturities, calls and paydowns of investment securities
available for sale	10,074,941	582,773
Purchases of investment securities available for sale	(13,864,256)	(7,273,451)
Net change in loans	2,604,998	(2,619,315)
Purchases of premises and equipment	(62,248)	(83,144)
Net cash provided by (used by) investing activities	(249,065)	(9,393,137)
Cash flows from financing activities:
Net change in deposits	12,128,525	3,681,867
Net change in securities sold under repurchase agreements	3,175,276	2,340,795
Repayments of note payable	(41,667)	(41,667)
Repayments of FHLB advances	(31,250)	(7,531,250)
Payment of cash dividend	(548,733)	(513,801)
Net cash provided by (used by) financing activities	14,682,151	(2,064,056)

Net change in cash and cash equivalents	16,290,453	(9,929,476)

Cash and cash equivalents at beginning of period	15,488,744	23,325,087
Cash and cash equivalents at end of period	$31,779,197	13,395,611

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,017,446	1,729,945
Noncash investing and financing activities:
Change in net unrealized gains (losses) on investment
securities available for sale, net of tax	$387,661	(34,391)

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The consolidated financial statements include the accounts of FNB Banking Company (the “Company”) and its wholly-owned subsidiary, the First National Bank of Griffin (“ Griffin”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial information furnished herein reflects all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results of operations and financial position for the periods covered herein. All such adjustments are of a normal recurring nature.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For the Three Months in the Periods Ended March 31, 2001 and 2000

Forward-Looking Statement

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at March 31, 2001, were $243.7 million, representing a $16 million (7%) increase from December 31, 2000. Deposits increased $12.1 million (6%) from December 31, 2000. Loans (gross) decreased $2.7 million (1.6%). The allowance for loan losses at March 31, 2001, totaled $2.25 million, representing 1.4% of total loans compared to December 31, 2000 total of $2.14 million representing 1.3% of total loans. Cash and cash equivalents increased $16.3 million from December 31, 2000.

The total of nonperforming assets, which includes only non-accruing loans totaled $5.5 million at March 31, 2001, representing a decrease of $1.2 million (18%) since December 31, 2000. The decrease was primarily due to the application of deposit account balances totaling $680,000 against the outstanding loan balances for an account receivable financing customer. Additionally, $333,000 of principle payments were received on loans that were classified as non-accrual at December 31, 2000. Specific allocations in the allowance for loan losses totaling $1.1 million have been imposed on these non-accrual loans.

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in January 2001. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Results of Operations

For the three months ended March 31, 2001, the Company reported net earnings of $741,321, or $.95 per share, compared to $744,245, or $.94 per share, for the same period in 2000.

Net interest income is the primary source of the Company’s operating income. Net interest income decreased approximately $24,000 (.8%) in the first three months of 2001 compared to the same period for 2000. Interest income for the first three months of 2001 was $5.02 million, representing an increase of $237,000 (5%) over the same period in 2000. Interest expense for the first three months of 2001 increased $262,000 (15%) compared to the same period in 2000. The decrease in net interest income during the first three months of 2001 compared to the same period in 2000 is attributable to a combination of volume and rate increases, but is primarily attributable to volume decreases in loans.

The provision for loan losses for the three months of 2001 increased $37,000 compared to the same period for 2000. For the three months ended March 31, 2001, the Bank experienced net loan charge-offs of $64,000, compared to net recoveries of $14,000 for the corresponding three-month period in 2000. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income increased for the three months ended March 31, 2001 by $63,000, or 11%, compared to the same period in 2000, primarily due to increases of approximately $30,000 in insufficient check charges on deposit accounts and an increase of approximately $30,000 on the gain on sale of mortgage loans.

Other operating expenses for the first three months of 2001 increased $7,000 (.3%) compared to the first three months in 2000. There were no major individual expense category increases or decreases that account for the change.

Income tax expense, expressed as a percentage of earnings before income taxes, remained constant at 33%.

Capital

The following tables present FNB Banking Company’s regulatory capital position at March 31, 2000:

Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	15.1%
Tier 1 Tangible Capital minimum requirement	4.0%
Excess	11.1%

Total Capital, Actual	16.3%
Total Capital minimum requirement	8.0%
Excess	8.3%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets
(“Leverage Ratio”)	11.1%
Minimum leverage requirement	3.0%
Excess	8.1%

PART II.       OTHER INFORMATION

FNB BANKING COMPANY AND SUBSIDIARY

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

None

FNB BANKING COMPANY AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB BANKING COMPANY

By: /s/ C.A. Knowles
C.A. Knowles, President and Treasurer
(Principal Executive Officer)

Date: 4/27/01

By: /s/ Mark Flowers
Mark Flowers, Assistant Treasurer
(Principal Accounting Officer)

Date: 4/27/01