Form 10QSB
period 2001-06-30
FNB BANKING CO
filed 2001-08-14
CIK 757262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2001

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

YES XX     NO

Common stock, par value $1 per share: 772,716 shares
outstanding as of July 20, 2001.

FNB BANKING COMPANY AND SUBSIDIARY

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2001
(Unaudited)

 Assets

Cash and due from banks	$12,698,177
Federal funds sold	12,952,107

Cash and cash equivalents	25,650,284
Interest-bearing deposits with other banks	500,000
Investment securities available for sale	40,024,521
Other investments	848,200
Mortgage loans held for sale	1,704,200
Loans	165,922,682
Less: Unearned income	(369,800)
Allowance for loan losses	(2,397,947)

Loans, net	163,154,935

Premises and equipment, net	7,521,457
Other assets	1,720,793

$241,124,390

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$32,870,325
Interest-bearing	165,915,884

Total deposits	198,786,209

Retail repurchase agreements	13,148,779
FHLB advances	937,500
Notes payable	27,779
Other liabilities	1,910,428

Total liabilities	214,810,695

Stockholders’ equity:
Common stock, $1 par value; authorized
5,000,000 shares; issued and outstanding
772,716 shares	772,716
Retained earnings	24,589,778
Accumulated other comprehensive income	951,201

Total stockholders’ equity	26,313,695

$241,124,390

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended		Six Months Ended
	2001	2000	2001	2000

Interest income:
Loans	$4,023,073	4,298,913	8,255,791	8,380,077
Investment securities:
Tax exempt	130,026	113,535	251,633	219,962
Taxable	472,751	489,225	945,020	1,000,329
Federal funds sold	210,038	47,655	401,654	129,903

Total interest income	4,835,888	4,949,328	9,854,098	9,730,271

Interest expense:
Deposits and retail purchase agreements	1,965,190	1,685,371	3,981,496	3,361,881
Federal funds purchased and FHLB advances	13,510	78,183	27,143	166,896
Notes payable	941	4,318	2,807	9,142

Total interest expense	1,979,641	1,767,872	4,011,446	3,537,919

Net interest income	2,856,247	3,181,456	5,842,652	6,192,352

Provision for loan losses	160,420	162,600	334,532	299,586

Net interest income after provision for loan losses	2,695,827	3,018,856	5,508,120	5,892,766

Other operating income:
Service charges on deposit accounts	496,562	443,391	950,335	859,602
Fees for trust services	30,000	45,000	60,000	75,000
Securities losses	-	-	(2,500)	-
Other operating income	171,803	149,137	342,148	291,235

Total other operating income	698,365	637,528	1,349,983	1,225,837

Other operating expense:
Salaries and other personnel expense	1,412,200	1,314,335	2,753,992	2,656,202
Net occupancy and equipment expense	409,995	442,261	821,714	872,758
Other operating expense	495,235	603,158	1,102,167	1,183,912

Total other operating expense	2,317,430	2,359,754	4,677,873	4,712,872

Earnings before income taxes	1,076,762	1,296,630	2,180,230	2,405,731
Income taxes	337,381	433,396	699,528	798,252

Net earnings	$739,381	863,234	1,480,702	1,607,479

Earnings per common share based on average outstanding
shares of 775,523, 786,643, 777,157 and 787,783,
respectively:
Net earnings per share	$.95	1.10	1.91	2.04

Dividends declared per common share	$.65	.65	.65	.65

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2001 and 2000

(Unaudited)

	Three Months Ended		Six Months Ended
	2001	2000	2001	2000

Net earnings	$739,381	863,234	1,480,702	1,607,479
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities
available for sale arising during the period	36,732	(324,316)	664,492	(379,785)
Reclassification adjustment for losses on investment securities
available for sale	-	-	(2,500)	-

Total other comprehensive income (loss), before tax	36,732	(324,316)	661,992	(379,785)

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities
available for sale arising during the period	(13,958)	123,240	(252,507)	144,318
Reclassification adjustment for losses on investment securities
available for sale	-	-	950	-

Total income taxes related to other comprehensive income (loss)	(13,958)	123,240	(251,557)	144,318

Total other comprehensive income, net of tax	22,774	(201,076)	410,435	(235,467)

Comprehensive income	$762,155	662,158	1,891,137	1,372,012

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2001 and 2000

(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$1,480,702	1,607,479
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Provision for loan losses	334,532	299,586
Loss on sale of investment securities	2,500	-
Depreciation, amortization and accretion	254,540	314,016
Change in assets and liabilities:
Interest payable	(29,357)	50,392
Other, net	562,255	86,605
Mortgage loans held for sale	(617,159)	407,605

Net cash provided by operating activities	1,988,013	2,765,683

Cash flows from investing activities:
Proceeds from sales of investment securities	997,500	-
Proceeds from maturities and paydowns of investment securities
available for sale	14,266,287	981,611
Purchases of investment securities available for sale	(17,219,365)	(7,233,972)
Net change in loans	(974,907)	(7,471,274)
Purchases of premises and equipment	(103,987)	(182,150)

Net cash used by investing activities	(3,034,472)	(13,905,785)

Cash flows from financing activities:
Net change in federal funds purchased	-	4,250,000
Net change in deposits	10,484,397	5,636,772
Net change in securities sold under retail repurchase agreements	1,706,379	(1,084,426)
Repayments of note payable	(83,334)	(83,333)
FHLB advances	-	6,000,000
Repayments of FHLB advances	(62,500)	(13,562,500)
Purchase and retirement of common stock	(288,210)	(100,640)
Dividends paid	(548,733)	(513,801)

Net cash provided by financing activities	11,207,999	542,072

Net change in cash and cash equivalents	10,161,540	(10,598,030)
Cash and cash equivalents at beginning of period	15,488,744	23,325,087

Cash and cash equivalents at end of period	$25,650,284	12,727,057

Supplemental cash flow information:
Cash paid for income taxes	$348,500	754,000
Cash paid for interest	$4,040,803	3,487,527
Noncash investing and financing activities:
Change in net unrealized (gains) losses on investment securities
available for sale, net of tax	$410,435	(235,467)

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

(2)        Stock Repurchase and Retirement

During 2001 the Company redeemed and retired 6,438 shares of its $1 par value common stock for a total purchase price of $288,210.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Six Months in the Periods Ended
June 30, 2001 and 2000

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

Financial Condition

Total assets at June 30, 2001, were $241,124,390 representing a $13,460,000 (5.91%) increase from December 31, 2000. Deposits, including retail repurchase agreements, increased $12,190,776 (6.10%) from December 31, 2000. Gross loans increased $896,453 (.54%). The allowance for loan losses at June 30, 2001, totaled $2,397,947, representing 1.45% of total loans compared to the December 31, 2000, total of $2,137,165 representing 1.30% of total loans. Cash and cash equivalents increased $10,161,540 from December 31, 2000.

The total of nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due decreased 24% or $1,608,000 from $6,827,000 at December 31, 2000, to $5,219,000 at June 30, 2001. The decrease is primarily the result of $333,000 of principal payments received on nonaccrual loans and the application of $680,000 of deposit account balances against the loan balances of an accounts receivable financing customer. The Bank has imposed $1.1 million of specific allocations for these loans in the allowance for loan losses. There were no related party loans which were considered nonperforming at June 30, 2001.

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in January 2001. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Results of Operations

For the six months ended June 30, 2001, the Company reported net earnings of $1,480,700 or $1.91 per share, compared to $1,607,000, or $2.04 per share, for the same period in 2000. Net earnings for the three months ended June 30, 2001, decreased $123,853 or 14.35%, compared to the same period in 2000. The decrease in the net earnings for the three months ended June 30, 2001, resulted primarily from a decline in net interest income caused by a decline in the net interest margin and a $171,000 decline in discount fees associated with account receivable lending.

Net interest income decreased $349,700 (5.65%) in the first six months of 2001 compared to the same period for 2000. Interest income for the first six months of 2001 was $9,854,098, representing an increase of $123,827 (1.27%) over the same period in 2000. Interest expense for the first six months of 2001 increased $473,527 (13.38%) compared to the same period in 2000. The primary reasons for the decline in net interest income for the six month period ended June 30, 2001, versus the same period of 2000 was a 100 basis point decrease in net interest margin and a $264,000 decrease in discount fees associated with the accounts receivable lending program. Net interest margin decreased as the general rate environment dropped rapidly and the Bank’s variable rate loans repriced faster than the Bank’s deposits.

The provision for loan losses for the six months of 2001 increased $34,946 compared to the same period for 2000. Net loan charge-offs for the six months ended June 30, 2001, were $74,000, compared to $471,000, for the same period in 2000. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

For the Six Months in the Periods Ended
June 30, 2001 and 2000

Other operating income increased for the six months ended June 30, 2001, by $124,146 or 10.13%, compared to the same period in 2000, primarily due to an increase of $50,000 in insufficient check charges and a $60,000 increase on the gains on sales of mortgage loans.

Other operating expenses for the six months of 2001decreased $34,999 (1%) compared to the first six months in 2000. The net decrease is primarily attributable to decreases of $40,000 in depreciation expense included in occupancy expenses and decreases in a variety of other expenses totaling approximately $80,000 offset by a $98,000 (4%) increase in personnel costs due primarily to merit pay increases.

Capital

The following tables present FNB Banking Company’s regulatory capital position at June 30, 2001:

Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	14.83%
Tier 1 Tangible Capital minimum requirement	4.00%

Excess	10.83%

Total Capital, Actual	16.23%
Total Capital minimum requirement	8.00%

Excess	8.23%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets
("Leverage Ratio")	10.86%

Minimum leverage requirement	3.00%

Excess	7.86%

PART II. OTHER INFORMATION

FNB BANKING COMPANY AND SUBSIDIARY

Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
(a) FNB Banking Company’s annual meeting of stockholders was held on April 12, 2001.
(b) The following is a summary of matters submitted to a vote of security holders:
1. The election * of the following directors to serve the current year term:
C.A. Knowles James A. Mankin John T. Newton, Jr. David G. Newton J. Henry Cheatham, III Gilliam Cheatham

A tabulation of votes concerning the above issues is as follows:

Director Election

Shares voted by proxy in favor	562,738
Shares voted in person in favor	64,108
Shares voted in person against	-
Shares abstained from voting	-

Total shares represented	626,846

Total shares outstanding	778,400

* - Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
None

FNB BANKING COMPANY AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB BANKING COMPANY

By: /s/ C.A. Knowles
C.A. Knowles, President and Treasurer
(Principal Executive Officer)

Date: August 14, 2001

By: /s/ Mark Flowers
Mark Flowers, Assistant Treasurer
(Principal Accounting Officer)

Date: August 14, 2001