Form 10QSB
period 2001-09-30
FNB BANKING CO
filed 2001-11-09
CIK 757262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

YES XX NO

Common stock, par value $1 per share: 772,639 shares
outstanding as of October 22, 2001

FNB BANKING COMPANY AND SUBSIDIARY

INDEX

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2001
(Unaudited)

Assets
Cash and due from banks	$12,410,261
Federal funds sold	19,232,168

Cash and cash equivalents	31,642,429

Interest-bearing deposits with other banks	500,000
Investment securities available for sale	39,878,471
Other investments	848,200
Mortgage loans held for sale	865,920
Loans	169,394,843
Less: Unearned income	(375,858)
Allowance for loan losses	(2,538,386)

Loans, net	166,480,599
Premises and equipment, net	7,435,265
Other assets	1,565,257

$249,216,141

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$31,587,035
Interest-bearing	173,096,769

Total deposits	204,683,804
Retail repurchase agreements	15,141,289
FHLB advances	906,250
Other liabilities	1,304,878

Total liabilities	222,036,221

Stockholders' equity:
Common stock, $1 par value; authorized 5,000,000 shares; issued and outstanding 772,639 shares	772,639
Retained earnings	25,286,992
Accumulated other comprehensive income	1,120,289

Total stockholders' equity	27,179,920
$249,216,141

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
	Three Months Ended		Nine Months Ended
	2001	2000	2001	2000

Interest income:
Loans	$3,875,870	4,429,282	12,131,661	12,809,359
Investment securities:
Tax exempt	124,799	113,507	376,432	333,469
Taxable	466,982	493,914	1,412,002	1,494,243
Federal funds	137,065	12,915	538,719	142,818

Total interest income	4,604,716	5,049,618	14,458,814	14,779,889

Interest expense:
Deposits	1,780,836	1,853,297	5,762,332	5,215,178
Federal funds purchased and FHLB advances	13,077	55,486	40,220	222,382
Notes payable	201	3,690	3,008	12,832

Total interest expense	1,794,114	1,912,473	5,805,560	5,450,392

Net interest income	2,810,602	3,137,145	8,653,254	9,329,497
Provision for loan losses	154,277	165,498	488,809	465,084

Net interest income after provision for loan losses	2,656,325	2,971,647	8,164,445	8,864,413

Other income:
Service charges on deposit accounts	448,630	496,154	1,398,965	1,355,756
Fees for trust services	42,500	75,000	102,500	150,000
Securities gains	53,728	-	51,228	-
Other operating income	135,360	132,445	477,508	423,680

Total other income	680,218	703,599	2,030,201	1,929,436

Other expense:
Salaries and other personnel expense	1,419,644	1,294,668	4,173,636	3,950,870
Net occupancy and equipment expense	421,197	404,665	1,242,912	1,277,423
Other operating expense	482,972	596,044	1,585,139	1,779,956

Total other expense	2,323,813	2,295,377	7,001,687	7,008,249

Earnings before income taxes	1,012,730	1,379,869	3,192,959	3,785,600
Income taxes	312,127	469,286	1,011,655	1,267,538

Net earnings	$700,603	910,583	2,181,304	2,518,062

Earnings per common share based on average outstanding shares of 772,683, 786,099, 775,557, and 787,218, respectively:
Net earnings per share	$.91	1.16	2.81	3.20

Dividends per share	$-	-	.65	.65

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Nine Months Ended September 30, 2001 and 2000

(Unaudited)
	Three Months		Nine Months
	Ended		Ended
	2001	2000	2001	2000

Net earnings	$700,603	910,583	2,181,304	2,518,062
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	218,995	572,090	883,487	192,304
Reclassification adjustment for gains on investment securities available for sale	53,728	-	51,228	-

Total other comprehensive income (loss), before tax	272,723	572,090	934,715	192,304

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(83,218)	(217,394)	(335,725)	(73,075)
Reclassification adjustment for gains on investment securities available for sale	(20,417)	-	(19,467)	-

Total income taxes related to other comprehensive income	(103,635)	(217,394)	(355,192)	(73,075)

Total other comprehensive income, net of tax	169,088	354,696	579,523	119,229

Comprehensive income	$869,691	1,265,279	2,760,827	2,637,291

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)
	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net earnings	$2,181,304	2,518,062
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	488,809	465,084
Depreciation, amortization and accretion	364,375	440,018
Gain on sale of securities	(51,228)	-
Change in assets and liabilities:
Interest receivable	314,187	(46,997)
Interest payable	(76,271)	138,134
Other, net	243,947	406,034
Mortgage loans held for sale	221,121	359,329

Net cash provided by operating activities	3,686,244	4,279,664

Cash flows from investing activities:
Proceeds from sales of investments	3,044,178	-
Proceeds from maturities, calls and paydowns of investment securities available for sale	17,333,262	2,014,048
Purchases of investment securities available for sale	(21,845,422)	(7,818,507)
Purchases of other investments	-	(126,600)
Change in loans	(4,454,848)	(10,195,302)
Purchases of premises and equipment	(142,749)	(279,049)

Net cash used by investing activities	(6,065,579)	(16,405,410)

Cash flows from financing activities:
Net change in securities sold under retail repurchase agreements	3,698,889	2,525,567
Net change in deposits	16,381,992	4,734,810
Repayments of long-term debt	(111,113)	(125,000)
FHLB advances	-	14,625,000
Repayments of FHLB advances	(93,750)	(22,218,750)
Purchase and retirement of common stock	(291,675)	(160,481)
Dividends paid	(1,051,323)	(1,023,966)

Net cash provided (used) by financing activities	18,533,020	(1,642,820)

Net increase (decrease) in cash and cash equivalents	16,153,685	(13,768,566)

Cash and cash equivalents at beginning of the period	15,488,744	23,325,087

Cash and cash equivalents at end of period	$31,642,429	9,556,521

Supplemental cash flow information:
Cash paid for income taxes	$826,500	932,000
Cash paid for interest	$5,881,831	5,312,258

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

  The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of the Company, all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of FNB Banking Company and subsidiary as of September 30, 2001, and the results of their operations and cash flows for the quarter and the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

  Stock Repurchase and Retirement

  During 2001, the Company redeemed and retired 6,515 shares of its $1 par value common stock for a total purchase price of $291,675.

  Pending Business Combination

The Company entered into an agreement, as amended, to acquire American Community Bank of Georgia ("ACB"), a Georgia banking corporation based in Stockbridge (Henry County), Georgia with approximately $56 million in assets. The agreement calls for the Company to pay cash of approximately $13.25 per share for each outstanding share of ACB. The transaction, which is expected to close in May 2002 is subject to the approval of the stockholders of ACB and of various Bank regulatory authorities. The interim financial statements for September 30, 2001 and 2000 do not include any amounts for ACB. Amounts for ACB will be included in the financial statements of the Company upon closing.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Nine Months in the Periods Ended
September 30, 2001 and 2000

Forward-Looking Statements

This discussion contains forward-looking statements under the private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the Company believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Recent Developments

In September 2001 the Company entered into an agreement that was amended in October 2001 to acquire American Community Bank of Georgia ("ACB"), a Georgia Banking Corporation based in Stockbridge (Henry County), Georgia with approximately $56 million in assets. The agreement calls for the Company to pay cash of approximately $13.25 per share for each outstanding share of ACB. The transaction, which is expected to close in May 2002, is subject to the approval of the stockholders of ACB and to various Bank regulatory authorities. The interim financial statements for September 30, 2001 and 2000 do not include any amounts for ACB. Amounts for ACB will be included in the financial statements of the Company upon closing.

Financial Condition

Total assets at September 30, 2001, were $249,216,141 representing a $21,552,000 (9.5%) increase from December 31, 2000. Deposits, including retail repurchase agreements, increased $20,080,881 (10.1%) from December 31, 2000. Loans increased $4,367,260 (2.65%). The allowance for loan losses at September 30, 2001, totaled $2,538,386, representing 1.5% of total loans compared to December 31, 2000 totals of $2,137,165 representing 1.3% of total loans. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio. Cash and cash equivalents increased $16,153,685 from December 31, 2000.

The following table summarizes nonperforming assets:
	September 30,	December 31,
	2001	2000

90 days or more still accruing	$1,519,000	142,000
Non-accrual	5,050,000	6,685,000
Other real estate and repossessions	-	-

	$6,569,000	6,827,000

The total of nonperforming assets decreased 3.7% or $258,000 from $6,827,000 at December 31, 2000, to $6,569,000 at September 30, 2001. The decrease is the net result of $333,000 of principal payments received on non-accrual loans and the application of $680,000 of deposit balances against the non-accrual loan balances of an accounts receivable financing customer. The Bank imposed $1.1 million of specific allowances in the allowance for loan losses for these non-accrual loans. Loans that were 90 days or more past due but still accruing increased $1,377,000. This increase is principally attributable to one commercial loan for $1,450,000. Subsequent to September 30, 2001, all payments were brought current. Management expects no loss on this loan. There were no related party loans considered nonperforming at September 30, 2001.

The Company's subsidiary bank was most recently examined by its primary regulatory authority in January 2001. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Company's liquidity, capital resources or operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

For the Nine Months Ended
September 30, 2001 and 2000

Results of Operations

For the nine months ended September 30, 2001, the Company reported net earnings of $2,181,304, or $2.81 per share, compared to $2,518,062, or $3.20 per share for the same period in 2000. Net earnings for the three-month period ended September 30, 2001, decreased $209,980 or 23%, compared to the same period in 2000. The decrease was the result of a decline in net interest income caused by a decline in the net interest margin from 5.18% in 2000 to 5.08% in 2001 which included a $443,000 decrease in discount fees associated with account receivable lending. Net interest margin declines were slightly offset by volume increases in interest earning assets.

Net interest income decreased $676,243 (7.2%) in the first nine months of 2001 compared to the same period for 2000. Interest income for the first nine months of 2001 was $14,458,814, representing a decrease of $321,000 (2.2%) over the same period in 2000. Interest expense for the first nine months of 2001 increased $355,168 (6.5%) compared to the same period in 2000. The increase in interest expense during the first nine months of 2001 compared to the same period in 2000 is primarily attributable to the increase in the average volume of deposits, including retail repurchase agreements.

The provision for loan losses for the first nine months of 2001 increased $23,725 compared to the same period for 2000. Net loan charge-offs for the nine months ended September 30, 2001, were $87,500, compared to $539,000, for the same period in 2000. Chargeoffs in 2000 were provided for through the provision for loan losses in 1999.

Other operating income increased for the nine months ended September 30, 2001, by $100,800 or 5.2%, compared to the same period in 2000. The increase is due to $51,000 of gains on the sales of investment securities, a $93,000 increase on gains on mortgage loans sold to the secondary market, and a $43,000 increase in service charges on deposit accounts due to an increase in the number of deposit accounts. These increases were offset by a decline of $47,000 in fees for trust services as the balance at September 30, 2000 included a fee for the settlement of one large estate. Additionally credit card merchant fees decreased $38,000 from 2000.

Other noninterest expenses for the first nine months of 2001 decreased $6,500, (less than 1%) compared to the first nine months in 2000. The net decrease is attributable to the offsetting effects of $223,000 increase in personnel costs due to merit increases and decreases in a variety of other expenses totaling $195,000 and a $47,000 decrease in depreciation expense.

Income taxes expressed as a percentage of pretax earnings were 32% in 2001 versus 33% in 2000 due to the increase of tax-exempt bond and loan interest income in 2001 relative to total pretax earnings.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, continued

For the Nine Months Ended
September 30, 2001 and 2000

Capital

The following tables present FNB Banking Company's regulatory capital position at September 30, 2001:
Risk-Based Capital Ratios

Tier 1 Tangible Capital, Actual	14.86%
Tier 1 Tangible Capital minimum requirement	4.00%

Excess	10.86%

Total Capital, Actual	16.11%
Total Capital minimum requirement	8.00%

Excess	8.11%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets ("Leverage Ratio")	10.83%
Minimum leverage requirement	3.00%

Excess	7.83%

PART II. OTHER INFORMATION

FNB BANKING COMPANY AND SUBSIDIARY
Item 1.	Legal Proceedings
None
Item 2.	Changes in Securities
None
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None
Item 6.	Exhibits and Reports on Form 8-K
None

FNB BANKING COMPANY AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
FNB BANKING COMPANY

By: /s/ C.A. Knowles C.A. Knowles, President and Treasurer (Principal Executive Officer)

Date: November __, 2001

By: /s/ C.A. Knowles Mark Flowers, Assistant Treasurer (Principal Accounting Officer)

Date: November _____, 2001