Form 10KSB
period 2001-12-31
FNB BANKING CO
filed 2002-03-28
CIK 757262

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

  For the fiscal year ended December 31, 2001

 Commission File No. 2-94292

 FNB Banking Company
(Exact name of Small Business Issuer as specified in its charter)

Georgia	58-1479370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

318 South Hill Street Post Office Drawer F Griffin, Georgia	30224

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:         (770) 227-2251

Securities registered pursuant to Section 12(b) of the Act:        None.
Securities registered pursuant to Section 12(g) of the Act:        None.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                               Yes      ☒      No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Not Applicable.

Registrant is not required to be registered under the Securities Exchange Act of 1934.

State the issuer’s revenue for its most recent fiscal year:  21,559,920.

State the aggregate market value of the voting stock held by non-affiliates:  as of March 12, 2002, 565,236 shares of common stock, $1.00 par value (the “Common Stock”), with an aggregate value of 25,435,620 (based upon approximate market value of $45 /share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  As of March 12,2002, there were 733,909 shares outstanding of the Registrant’s Common Stock.

-i-

PART I

 Item 1.  Description of Business

 General

FNB Banking Company, a Georgia corporation (the “Company” or “FNB”), was organized on July 13, 1982.  On March 1, 1983, the Company acquired all of the 200,000 issued and outstanding shares of  common stock of First National Bank of Griffin (the “Bank”).  As a result of this transaction, the former shareholders of the Bank became the shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company.

On September 20, 2001, the Company entered into an agreement, as amended, to acquire American Community Bank of Georgia (“ACB”), a Georgia banking corporation based in Stockbridge (Henry County), Georgia with approximately $56 million in assets. The agreement calls for the Company to pay cash of approximately $13.25 per share for each outstanding share of ACB.  The transaction, which is expected to close in May 2002, is subject to the approval of various Bank regulatory authorities.  Upon approval, ACB will be merged with and into the Bank.  Following the merger, the articles of incorporation, bylaws, corporate identity, and existence of the Company and the Bank will not be changed, and American will cease to exist as a corporate entity.

At December 31, 2001, the Bank’s total assets were $246,448,895, compared to $227,664,390 at year-end 2000.  Over the past 5 years, total assets of the Bank have grown by $75,673,000 representing an increase of 44%.

Certain statements included or incorporated by reference in this Form 10-KSB are forward-looking (as such term is defined in the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995, each as amended).  Such statements may relate to the Company’s or the Bank’s operations, performance, and financial condition.  These statements are based upon a number of assumptions and estimates that are inherently subject to significant uncertainties, many of which are beyond the control of the Company and the Bank.  Actual results may differ materially from those expressed or implied by such forward-looking statements.

All percentages and dollar amounts contained in this Form 10-KSB are approximated and may have been rounded to the nearest whole number to provide a more easily understandable format.

Market and Services

The primary markets for the Bank are Spaulding and Henry Counties, Georgia.

The Company operates a full-service commercial banking business based in Griffin, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers, and individual retirement accounts.  The Company also finances commercial transactions, makes secured and unsecured loans, and provides other financial services, including corporate, pension, and personal trust services, to its customers through the Bank.  Through its subsidiary, Griffin Loans, Inc. (“Griffin Loans”), a consumer finance company, the Company engages in the business of making small loans to individuals under the trade name “First Credit”.  The Bank is community oriented, with an emphasis on retail banking, and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and Visa accounts, and money transfers.  The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

Deposits

 The Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2001, the Bank’s deposit base, totaling approximately $203 million, consisted of $33 million in non-interest bearing demand deposits (16% of total deposits), $48 million in interest bearing demand deposits (including money market accounts) (24% of total deposits), $21 million in savings deposits (10% of total deposits), $70 million in time deposits in amounts less than $100,000 (34% of total deposits), and $31 million in time deposits of $100,000 or more (16% of total deposits).  Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

 The Bank makes both secured and unsecured loans to individuals, firms, and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank’s customers.  Secured loans include first and second real estate mortgage loans.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2001, consumer, real estate (including mortgage and construction loans), and commercial loans represented  16%, 31%, and 53%, respectively, of the Bank’s total loan portfolio.  Most loans made by Griffin Loans are for less than $1,000, but Griffin Loans also makes real estate loans for larger amounts.

Lending Policy

 The current lending strategy of the Bank is to make loans only to persons who reside, work, or own property in its primary trade area consisting of Spalding and Henry Counties, Georgia.  Unsecured loans normally are made only to persons who maintain depository relationships with the Bank.  Secured loans are made to persons who are well-established and have net worth, collateral, and cash flow to support the loan.  Real estate loans are normally made when such loans are secured by real property located in the Bank’s primary trade area.

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

Making loans to businesses to fund working capital is a traditional function of commercial banks.  Such loans are expected to be repaid out of the cash flow of the commercial entity, and the ability of the borrower to service its debt is dependent upon the success of the commercial enterprise.  It is the Bank’s policy to secure these loans with collateral.  Many of the Bank’s commercial loans are secured by real estate collateral because such collateral is superior to other types of collateral available to small businesses.  Loans secured by commercial real estate, however, particularly if collateral dependent, are subject to certain inherent risks.  Commercial real estate may be substantially illiquid, and commercial real estate values are difficult to ascertain and subject to wide fluctuation depending upon economic conditions.

Inter-agency guidelines adopted by federal bank regulators, including the Office of the Comptroller of the Currency (the “OCC”), mandate that  financial institutions establish real estate lending policies and establish certain minimum real estate loan-to-value standards.  The Bank has adopted these federal standards as its minimum standards.  These standards require maximum loan-to-value ratios for various types of real estate loans as set forth below.  The Bank may, however, make exceptions to the minimum standards, which exceptions must be accounted for and tracked.

Loan category	Loan to Value Limit (percent)
Raw land
Land development	65
Construction:	75
Commercial, multifamily (1) and other nonresidential	80
1- to 4-family residential	85
Improved Property
Owner-occupied 1- to 4-family and home equity(2)	85

_______________________
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

Loan Review and Non-Performing Assets

The loan review officer of the Company reviews the Bank’s loan portfolio to determine deficiencies and corrective action to be taken.  The results of the reviews by the loan review officer are presented to the President and the Executive Committee of the Bank.  On at least an annual basis, reviews are conducted for all loans over $50,000.  Past due loans are reviewed at least weekly by lending officers and by the chief credit officer, and a summary report is reviewed monthly by the Board of Directors.  The Board of Directors reviews all new loans over $25,000 whether current or past due each month.  The Bank charges off loans with past-due amounts when they are believed to be uncollectible.

Asset/Liability Management

A committee composed of the Bank’s officers is charged with managing the Bank’s assets and liabilities.  The committee attempts to manage asset growth, liquidity, and capital to maximize income and reduce interest rate risk.  The committee directs the Bank’s overall acquisition and allocation of funds.  At monthly meetings, the committee reviews and discusses the monthly asset and liability funds budget in relation to the actual flow of funds, as well as peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of the allowance for loan losses to outstanding and non-performing loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the economy.  The Bank’s Investment Policy is set to maximize income with safety of principal an overriding concern.  The investment portfolio is a source of liquidity and it is reviewed annually.

Competition

The banking business is highly competitive.  The Company’s primary market area consists of Spalding and Henry Counties, Georgia.  The Company competes in Spalding County with five other commercial banks and in Henry County with 12 commercial banks. The Bank is the largest bank in Spalding County in terms of deposits located in the County, with deposits at December 31, 2001 of approximately $178 million, and the second smallest in Henry County in terms of deposits located in that county.

In addition to the Company’s competitors in Spalding and Henry Counties, the Company competes with commercial banks, thrifts, and various other financial institutions and brokerage houses located outside the market area.  To a lesser extent, the Company also competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.  In addition, the Company and any non-banking subsidiaries it may establish in the future compete and will compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies, and insurance companies.

The business of the Bank is not materially seasonal.  Construction and development lending are strongest in the spring and summer.  Building slows somewhat in the fall and winter, but not to the degree that there is an appreciable impact upon the Bank’s balance sheet or statement of earnings.

Employees

As of December 31, 2001, the Company and the Bank had 106 full-time and 27 part-time employees.  The Company is not a party to any collective bargaining agreement.  Management believes that the Company has satisfactory relations with its employees.

Supervision and Regulation

General

The Company is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “Act”).  The Company is required to file financial information with, and is subject to periodic examination by, the Federal Reserve.

 The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company.  In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities.  This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

    making or servicing loans and certain types of leases;
    performing certain data processing services;
    acting as fiduciary or investment or financial advisor;

    providing brokerage services;

    underwriting bank eligible securities;

    underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

    making investments in corporations or projects designed primarily to promote community welfare.

In addition, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company.  Financial holding companies have the authority to engage in activities that are “financial in nature” that are not permitted for other bank holding companies.  Some of the activities that the Act provides are financial in nature are:

    lending, exchanging, transferring, investing for others or safeguarding money or securities;

    insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

    providing financial, investment, or economic advisory services, including advising an investment company;

    issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

    underwriting, dealing in, or making a market in securities.

We have no immediate plans to register as a financial holding company.

The laws of Georgia require annual registration with the Department of Banking and Finance (the “DBF”) by all Georgia bank holding companies.  Such registration includes information with respect to the financial condition, operations, management, and intercompany relationships of a bank holding company and its subsidiaries and related matters.  The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with. The DBF may make examinations of each bank holding company and each bank subsidiary thereof, other than a national bank.

The Bank is a national bank chartered under the National Bank Act and is subject to the supervision of, and is regularly examined by, the OCC.  The OCC regulates or monitors all areas of the Bank’s operations and activities, including reserves, loans, mergers, issuance of securities, payments of dividends, interest rates, and establishment of branches.  Interest and certain other charges collected or contracted for by the Bank are also subject to state usury laws or certain federal laws concerning interest rates.

The Bank is insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law if an insured bank is closed without adequate provisions having been made to pay claims of depositors, acting as a receiver of state banks placed in receivership when appointed receiver by state authorities, and preventing the development or continuance of unsound and unsafe banking practices.

The Company is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to the Company, (ii) investments in the stock or securities of the Company by the Bank, (iii) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower and (iv) the purchase of assets from the Company by the Bank.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  Most of the revenues of the Company result from dividends paid to it by the Bank.  There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Company to its shareholders.

As a national bank, the Bank is required by federal law to obtain the prior approval of the OCC for payments of dividends if the total of all dividends declared by the Board of Directors in any year will exceed (i) the total of the Bank’s net profits (as defined and interpreted by regulation) for that year, plus (ii) the Bank’s retained net profits (as defined and interpreted by regulation) of the preceding two years, less any required transfers to surplus.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of a bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings.  At December 31, 2001, the Bank’s retained earnings from which dividends could be paid totaled $3.8 million.  For 2001, the Company’s cash dividend payout to stockholders was 38 percent of net income.

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

Capital Adequacy

The Federal Reserve and the OCC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital (as defined) to risk-weighted assets of eight percent; (2) a minimum Tier One Capital (as defined) to risk-weighted assets of four percent; and (3) a minimum stockholders equity to risk weighted assets of four percent.  In addition, the Federal Reserve and the OCC have established a minimum three percent leverage ratio of Tier One Capital to total assets (four percent for all but the most highly-rated banks and bank holding companies).  “Tier One Capital” generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles.  The Federal Reserve and the OCC use the  leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The capital adequacy standards also provide for the consideration of interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

In addition, Section 38 of the Federal Deposit Insurance Corporation Act’s “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s tangible equity to total assets ratio reaches two percent.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The OCC has adopted regulations concerning the prompt corrective action provisions that place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least ten percent, a Tier One risk-based ratio of at least six percent and a leverage ratio of at least five percent; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least eight percent, a Tier One risk-based ratio of at least four percent and a leverage ratio of at least four percent; (3) an “undercapitalized” institution has a total risk-based capital ratio of under eight percent, a Tier One risk-based ratio of under four percent or a leverage ratio of under four percent; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under six percent, a Tier One risk-based ratio of under three percent or a leverage ratio of under three percent; and (5) a “critically undercapitalized” institution has a leverage ratio of two percent or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The OCC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the OCC’s regulations, the Bank was a “well capitalized” institution at December 31, 2001.

Set forth below are pertinent capital ratios for the Company and the Bank as of December 31, 2001.

	Company	Bank

Tier 1 Capital to Risk-based Assets	13.31%	12.92%
Total Capital to Risk-base Assets	14.27%	13.86%
Leverage Ratio (Tier 1 Capital to Average Assets)	10.90%	10.57%

 Recent Legislative and Regulatory Action

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a significant piece of legislation intended to modernize the financial services industry.  The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting.  The bill also allows bank holding companies to engage in financial activities that are “financial in nature or complementary to a financial activity.”  The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others.  The bill also:

    prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities.

    establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot “prevent or significantly interfere” with affiliations between banks and insurance firms.

    contains provisions designed to protect consumer privacy.  The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to “opt out” of information sharing except with unaffiliated third parties who market the institutions’ own products and services or pursuant to joint agreements between two or more financial institutions.

    provides for functional regulation of a bank’s securities activities by the Securities and Exchange Commission.

Item 2.  Description of Property

The Company’s main office is located at 318 South Hill Street, Griffin, Georgia, 30224, and its telephone number at that office is (770) 227-2251.

The Company distributes its services through four full-service banking offices and one limited-service banking office as follows:

Main Office

318 South Hill Street
Griffin, Georgia 30224

Northside Bank Branch

1475 West McIntosh Road
Griffin, Georgia  30223

Southside Bank Branch

1103 Zebulon Road
Griffin, Georgia  30224

Kroger Griffin Branch  (Limited Service Office)

100 Spalding Village
Griffin, Georgia  30223

Henry County Branch

996 Bear Creek Boulevard
Hampton, Georgia 30228

 The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South Hill Street, Griffin, Georgia.  None of the owned properties of the Company is subject to encumbrances.  The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies and to house the offices of Griffin Loans, Inc.  The Company or the Bank owns all of the properties, except the Kroger Griffin Branch Limited Office.  The Kroger Griffin Branch Limited Office is leased for $3,800.00 per month for a term of 15 years, which term began on May 11, 1989.

Management of the Company and the Bank believe that all of its properties are adequately covered by insurance.

Item 3.  Legal Proceedings

The Company is not aware of any material pending legal proceedings to which the Company or the Bank is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the 2001 fiscal year.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Stock

There is no established public trading market for the Common Stock.  As of March 12, 2002 the Company had 395 shareholders of record.  At December 31, 2001, there were 400 shareholders of record.  Management is aware of 14 sales of the Company’s stock in 2001, aggregating 22,917 shares in blocks ranging from 77 shares to 14,615 shares at a price ranging from $40 per share to $52.50 per share.  Management is aware of 14 sales of the Company’s stock in 2000, aggregating 9,565 shares, in blocks ranging from 16 shares to 1,591 shares at a price of $40 per share.

Dividends

In 2000 and 2001, the Company declared cash dividends of $1,059,898 ($1.35 per share) and $1,042,993 ($1.35 per share), respectively.  The Company intends to continue paying cash dividends on a semi-annual basis.  The amount and frequency of dividends, however, will be determined by the Company’s Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future.  Information on restrictions on the amount of dividends payable by the Company appears in Note 10 to the Company’s consolidated financial statements set forth in Item 7 hereof.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This analysis of the Company has been prepared to provide insight into the financial condition of the Company, and address the factors that affected the Company’s results of operations.  The Company’s financial statements and accompanying notes which follow are an integral part of this review and should be read in conjunction with it.

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

General

FNB Banking Company (the “Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956 and was incorporated under the laws of the state of Georgia in 1983. All of the Company’s activities are currently conducted by its wholly owned subsidiary, First National

Bank of Griffin, Georgia (the “Bank”). The Bank owns a consumer finance company, Griffin Loans, Inc. (d/b/a First Credit), which engages in the business of making small loans to individuals.

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in January of 2001. There were no recommendations by the regulatory authority that, in management’s opinion, will have material effects on the Company’s liquidity, capital resources or operations.

The following discussion is intended to provide insight into the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and accompanying notes.

Pending Business Combination

The Company entered into an agreement on October 31, 2001, to acquire American Community Bank of Georgia (“ACB”), a Georgia banking corporation based in Stockbridge (Henry County), Georgia with approximately $59 million in total assets, $40 million in loans, $48 million in deposits, and $6.4 million in stockholders’ equity. The agreement calls for the Company to pay cash of approximately $9.8 million or $13.25 per share for each outstanding share of ACB. To finance the transaction, the Company anticipates obtaining $2 million in cash from dividends from its subsidiary, First National Bank of Griffin, and $7.8 million of borrowed funds from an upstream correspondent bank. The transaction, which is expected to close in May 2002, and is subject to approval by various bank regulatory agencies, was approved by ACB stockholders on January 17, 2002.

Statements of Earnings Review

Net earnings were $2.8 million in 2001, a decrease of 12.7% from the $3.2 million earned in 2000. Net earnings per share were $3.61 million for 2001, compared with $4.07 million reported in 2000, a decrease of 11.3%. Return on average assets and return on average stockholders’ equity for 2001 was 1.16% and 10.48%, respectively, compared with 1.45% and 13.82%, respectively, for 2000. Net earnings were $3.2 million in 2000, an increase of 52% from the $2.1 million earned by the Company in 1999. Net earnings per share were $4.07 in 2000, compared with the $2.64 reported in 1999, an increase of 54%.

Net interest income decreased by $748,000 or 6% in 2001. Net interest income at December 31, 2001, was $11.6 million compared to $12.4 million in 2000.  This decrease was a direct result of the series of interest rate cuts by the Federal Reserve.  This was the main factor in our decreased income.  We expect to see this reverse in 2002. Net yield (tax equivalent) on interest earning assets (5.34% in 2001 and 6.16% in 2000) decreased by 82 basis points in 2001 from 2000.  Net interest income increased by $1.1 million or 9% in 2000 over 1999.  Net yield (tax equivalent) on interest earning assets (6.16% in 2000 and 5.99% in 1999) increased by 17 basis points in 2000 over 1999.

The Company’s operational results depend primarily on the earnings of the Bank. Its earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense which is paid on deposits and other liabilities.

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

The net interest spread was 4.60% in 2001, 5.39% in 2000, and 5.13% in 1999, while the net interest margin (on a tax-equivalent basis) was 5.34% in 2001, 6.16% in 2000, and 5.99% in 1999.

The following table shows, for the past three years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities on a tax equivalent basis.

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis on a Tax Equivalent Basis
(in thousands)

	For the Years Ended December 31,
	2001			2000			1999

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earnings assets:
Loans (including loan fees)	$165,492	16,015	9.68%	163,621	17,098	10.45%	152,329	15,481	10.16%
Investment securities:
Taxable	29,891	1,864	6.24%	27,660	1,972	7.13%	24,850	1,516	6.10%
Tax exempt	10,246	760	7.42%	8,725	679	7.78%	7,816	624	7.98%
Federal funds sold	16,548	620	3.75%	4,388	257	5.86%	7,756	422	5.44%

Total interest earning assets	222,177	19,259	8.67%	204,394	20,006	9.79%	192,751	18,043	9.36%

Other non-interest earnings assets	18,268			15,954			17,185

Total assets	240,445			220,348			209,936

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$66,251	1,212	1.83%	61,672	1,468	2.38%	59,987	1,407	2.35%
Time	100,312	5,637	5.62%	89,849	5,126	5.71%	85,537	4,686	5.48%
FHLB advances	952	53	5.57%	2,447	187	7.64%	2,256	145	6.43%
Long-term debt	42	3	7.14%	190	15	7.89%	354	25	7.06%
Federal funds purchased and securities sold under repurchase agreements	13,887	482	3.47%	14,122	616	4.36%	5,286	229	4.33%

Total interest-bearing liabilities	181,444	7,387	4.07%	168,280	7,412	4.40%	153,420	6,492	4.23%

Non-interest bearing deposits	30,784			28,016			30,652
Other liabilities	1,506			861			4,118
Stockholders’ equity	26,711			23,191			21,746

Total liabilities and stockholders’ equity	$240,445			220,348			209,936

Excess of interest-earning assets over interest-bearing liabilities	$40,733			36,114			39,331

Ratio of interest-earning assets to interest-bearing liabilities	122.45%			121.46%			125.64%
Net interest income		11,872			12,594			11,551

Net interest spread			4.60%			5.39%			5.13%

Net interest yield on interest earning assets			5.34%			6.16%			5.99%

Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Loan fees for 2001, 2000 and 1999 were $2.2 million, $2.6 million and $2.2 million, respectively.

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

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2001 over 2000			2000 over 1999

	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Loans (including loan fees)	$198	(1,281)	(1,083)	1,171	446	1,617
Investment securities:
Taxable	195	(303)	(108)	183	273	456
Tax exempt	111	(30)	81	70	(15)	55
Federal funds sold	417	(54)	363	(200)	35	(165)

Total interest earning assets	921	(1,668)	(747)	1,224	739	1,963

Interest expense on:
Deposits:
Interest–bearing demand and savings	121	(377)	(256)	4	21	61
Time	587	(76)	511	24	199	440
FHLB advances	(93)	(41)	(134)	13	29	42
Long–term debt	(11)	(1)	(12)	(13)	3	(10)
Federal funds purchased and securities sold under repurchase agreements	(10)	(124)	(134)	385	2	387

Total interest–bearing liabilities	594	(619)	(25)	666	254	920

Increase (decrease) in net interest income	$327	(1,049)	(722)	558	485	1,043

Other operating income in 2001 of $2.75 million increased from 2000 by $116,500 or 4.4% primarily due to net gains on sales of securities and an increase in service charges associated with an increase in insufficient fund charges.

Other operating expenses increased by $109,000 (1.2%) in 2001 over 2000.  Salary and employee benefits increased $343,000 as a result of customary raises for the existing work force and additional training.  This increase was offset by decreases in professional fees, credit card fees, insurance and business development costs totaling $235,000.  Management expects to keep other operating expenses low in 2002 while salary expense will increase due to base pay adjustments and additional personnel  due to the merger.

Income tax expense expressed as a percentage of 2001 pre-tax earnings was 32% versus 33% in 2000 due to tax-exempt interest income increasing relative to total pre-tax earnings.

Other operating income in 2000 of $2.6 million increased from 1999 by $347,000 or 15% primarily due to an increase of $275,000 in service charges on deposit accounts associated with an increase in the number of corporate deposit accounts that are subject to analysis charges and an increase in insufficient fund charges.  Additionally, trust service fees increased $122,500 in 2000 due to the settlement of three large estates.  Finally, 1999 included an $88,000 gain on the sale of foreclosed property and $40,000 of investment security write-downs that were not part of the 2000 balances.

Other operating expenses increased by $372,000 (4.1%) in 2000 over 1999.  Salary increases for the existing workforce accounted for $220,000 of the overall increase, while the balance of the increase was spread among many items including an increase of utilities expense, general media advertising and a bank customer club which was implemented in 2000.

Balance Sheet Review

             During 2001, average total assets increased $20.1 million (9.1%) over 2000. Average deposits increased $17.8 million (9.9%) in 2001 over 2000. Average loans increased $1.9 million (1.1%) in 2001 over 2000. During 2000, average total assets increased $10.4 million (5%) over 1999. Average deposits increased $3.3 million (1.9%) in 2000 over 1999. Average loans increased $11.3 million (7.4%) in 2000 over 1999.

Total assets at December 31, 2001, were $246.4 million, representing a $18.8 million (8.3%) increase from December 31, 2000. Total deposits increased $14.3 million (7.6%) from 2000 to 2001 while total gross loans increased $9.9 million (6.0%) during 2001. Time deposits increased $7.6 million from 2000 to 2001 while all other deposit accounts increased $6.7 million in 2001. Despite national downturns, the local economy remains strong, loan demand increased and the Bank showed increases in the commercial and financial lending areas. These loan increases were funded principally with increases in deposit accounts.

Total assets at December 31, 2000, were $227.7 million, representing a $7.95 million (3.6%) increase from December 31, 1999. Total deposits increased $10.5 million (5.9%) from 1999 to 2000 while total gross loans increased $8.6 million (6%) during 2000. Time deposits increased $7.1 million from 1999 to 2000 while all other deposit accounts increased $3.4 million in 2000.  These loan increases were funded principally with increases in deposit accounts.

Investments

The investment portfolio consists of debt securities and to a lesser extent equity securities, which provide the Company with a source of liquidity and a long–term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Table 3
Investment Portfolio
(in thousands)

The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2001, 2000 and 1999:

Available for Sale	2001	2000	1999
United States treasuries and agencies	$7,121	15,403	13,345
State, county and municipal	12,491	9,408	8,332
Mortgage-backed securities	18,918	11,306	8,136
Equity securities	1,543	1,264	1,367

	$40,073	37,381	31,180

Other Investments	$848	848	722

 Other investments include Federal Reserve Bank stock and Federal Home Loan Bank stock.  During 1999, in connection with the implementation of Statement of Financial Accounting Standards No. 133, “Accounting for Derivatives and Hedging Activities,” all held to maturity investment securities were transferred to available for sale.  This transfer increased stockholders’ equity by a total of  $4,000.

The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% tax rate) at December 31, 2001. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.  While the investment portfolio is available for sale and is a potential source of liquidity the Bank has other sources and would use this as a last resort.

Table 4
Expected Maturity of Securities
(in thousands)

Maturities at December 31, 2001	United States Treasuries and Agencies	Mortgage- Backed Securities	State, County and Municipal	Weighted Average Yields

Within 1 year	$–	884	–	6.44%
After 1 through 5 years	1,496	14,451	3,780	6.67%
After 5 through 10 years	5,486	3,345	5,728	6.13%
After 10 years	–	–	2,871	6.75%

Totals	$6,982	18,680	12,379

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities and yields on tax exempt securities are calculated on a tax equivalent basis.

Table 5
Loan Portfolio
(in thousands)

The following table presents loans by type at the end of each of the last five years.

	December 31,
	2001	2000	1999	1998	1997

Commercial, financial and agricultural	$93,756	87,884	76,377	69,821	63,182
Real estate – construction	10,616	8,358	8,789	5,005	5,634
Real estate – mortgage	42,995	40,469	42,189	44,170	45,794
Installment loans to individuals	27,535	28,315	29,042	29,937	26,179

	174,902	165,026	156,397	148,933	140,789
Less: Unearned interest and fees	(371)	(374)	(321)	(361)	(304)
Allowance for loan losses	(1,880)	(2,137)	(2,589)	(1,708)	(2,013)

Loans, net	$172,651	162,515	153,487	146,864	138,472

              The following table sets forth the maturity distribution of real estate – construction and commercial, financial and agricultural loans, including the interest rate sensitivity for loans maturing in greater than one year, as of December 31, 2001.

Table 6
Loan Portfolio Maturity
(in thousands)
Maturity	Commercial, Financial and Agricultural	Real Estate – Construction	Total

Within 1 year	$54,361	10,048	64,409
1 to 5 years	36,784	568	37,352
After 5 years	2,611	–	2,611

Totals	$93,756	10,616	104,372

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial, financial and agricultural:
1 to 5 years	$28,339	8,445	36,784
After 5 years	670	1,941	2,611

	$29,009	10,386	39,395

Real estate – construction
1 to 5 years	$568	–	568

The provision for loan losses in 2001 was $672,000 compared to $734,000 in 2000.  The provision for loan losses continues to reflect management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.1% and 1.3% of total loans outstanding at December 31, 2001 and 2000, respectively. Net charge-offs were $930,000 and $1.2 million during 2001 and 2000, respectively. Management believes that these levels of allowance are appropriate based upon the Company’s loan portfolio and the current economic conditions.  The Bank has maintained the ability to grow during the economic turndown.

The provision for loan losses in 2000 was $734,000 compared to $1.5 million in 1999. The allowance for loan losses represented approximately 1.3% and 1.7% of total loans outstanding at

December 31, 2000 and 1999, respectively. Net charge-offs were $1.2 million and $579,000 during 2000 and 1999, respectively.

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

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in six different categories.  Grades four though six are assigned allocations of loss based on management’s estimate of potential loss which is generally based on discounted collateral deficiencies.  Loans graded one through three are stratified by type and allocated loss ranges based on historical loss experience for the strata.  The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.  Management uses a devoted internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such regulators may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.  In the most recent regulatory examination completed in February 2001, no additions to the allowance were deemed necessary.

The Company does not allocate the allowance for loan losses to various loan categories.  The entire allowance is available to absorb losses from any and all loans.  Management anticipates gross charge-offs for 2002 to approximate $600,000.  Anticipated charge-offs are an estimate based on historical experience and other judgmental factors and may be more or less than those that ultimately occur.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,

	2001	2000	1999	1998	1997

Balance at beginning of year	$2,137	2,589	1,708	2,013	1,422
Charge–offs:
Commercial, financial and agricultural	829	1,083	270	663	55
Real estate–mortgage	14	33	41	53	8
Installment loans to individuals	413	320	528	315	331

	1,256	1,436	839	1,031	394
Recoveries:
Commercial, financial and agricultural	136	56	47	19	78
Real estate–mortgage	15	13	5	23	–
Installment loans to individuals	176	182	208	154	188

	327	251	260	196	266

Net charge–offs	929	1,185	579	835	128

Additions charged to operations	672	733	1,460	530	719

Balance at end of year	$1,880	2,137	2,589	1,708	2,013

Ratio of net charge-offs during the period to average loans outstanding during the period	.56%	.72%	.38%	.59%	.09%

The following table summarizes past due and non-accrual loans, other real estate and repossessions, and income that would have been reported on non-accrual loans for each of the past five years:

Table 8
Non-Performing Assets
(in thousands)

	December 31,

	2001	2000	1999	1998	1997

Other real estate and repossessions	$–	–	–	33	–
Accruing loans 90 days or more past due	186	142	281	256	275
Non-accrual loans	1,177	6,685	1,342	1,259	2,538
Interest on non-accrual loans which would have been reported	375	319	20	209	187

 Non-accrual loans in 2001 decreased $5.5 million from 2000 primarily due to one large commercial loan to a medical facility in the amount of $3.2 million and a large accounts receivable financing customer with a balance of $1.1 million being taken off non-accrual status during 2001 as a result of foreclosures. The Bank has imposed specific allocations of $105,000, which are maintained in the allowance for loan losses, for impaired loans.  See note 3 to the consolidated financial statements for more discussion on impaired loans. There were no related party loans that were considered non-performing at December 31, 2001.

 While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem or restructured loans that are not disclosed in the table above.

A loan is placed on non-accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non-accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non-accrual loans are applied directly to principal.

Deposits

Time deposits of $100 thousand and greater totaled $31.2 million at December 31, 2001, compared with $26.4 million at year-end 2000. The Bank had no brokered CD’s outstanding during 2001, 2000 or 1999.  The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2001.

Table 9
Deposits
(in thousands)

Within 3 months	$8,417
After 3 through 6 months	9,578
After 6 through 12 months	7,539
After 12 months	5,680

Total	$31,214

             The Bank also utilizes retail repurchase agreements for short-term borrowings.  The retail repurchase agreements are agreements with Bank customers to sweep excess demand deposit funds to an overnight account that bears interest at the Bank’s 91-day time deposit rate.  The following table sets forth certain information regarding Federal funds purchased and securities sold under repurchase agreements for the periods indicated.

Table 10
Short-term Borrowings
(in thousands)

	December 31,

	2001	2000
Average balance outstanding	$13,887	14,122
Maximum amount outstanding at any month-end during the year	$15,351	15,947
Balance outstanding at end of year	$14,144	11,442
Weighted average interest rate during the year	3.47%	4.36%
Weighted average interest rate at end of year	1.50%	4.75%

Liquidity

 The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with a commercial bank for short term unsecured advances up to $5.0 million.  Cash and cash equivalents increased $4.7 million to a total $20.2 million at December 31, 2001, as cash flows provided by financing and operating activities out-paced amounts used by investing activities. Cash inflows from operations totaled $2.5 million in 2001, while inflows from financing activities totaled $15.4 million, most of which were net deposit increases during 2001 of $14.3 million and $2.7 million increases in repurchase agreements. Included in financing activities were note payable repayments of $111,000, FHLB advance repayments of $125,000, $1.1 million of dividends paid to stockholders and $320,000 for the repurchase and retirement of common stock.

Investing activities used $13.1 million of cash and cash equivalents, principally composed of net advances of loans to customers of $10.8 million during 2001 and net investment security increases of $2 million.

See the consolidated statements of cash flows in the consolidated financial statements for a more complete analysis of cash flows.

Capital Resources

The Company continues to maintain adequate capital ratios. The following tables present the Company’s regulatory capital position at December 31, 2001.

Table 11
Capital Ratios

Actual as of December 31, 2001

Tier 1 Capital	13.31%
Tier 1 Capital minimum requirement	4.00%

Excess	9.31%

Total Capital	14.27%
Total Capital minimum requirement	8.00%

Excess	6.27%

Tier 1 Capital to adjusted total assets
(“Leverage Ratio”)	10.90%
Minimum leverage requirement	4.00%

Excess	6.90%

During 2001, 2000, and 1999 the Company redeemed and retired 7,150, 9,770, and 18,876 shares, respectively, of its $1 par value common stock for a total purchase price of $320,250, $390,800, and $755,041, respectively.  On January 25, 2002, the Company repurchased and retired 38,095 shares for $2 million.

For a more complete discussion of the actual and required ratios of the Company and its Bank subsidiary, see Note 15 to the consolidated financial statements.

Average equity to average assets was 11.11% in 2001, 10.52% in 2000, and 10.36% in 1999. The ratio of dividends declared to net earnings was 37.26% during 2001, compared with 33.07% and 47.08% in 2000 and 1999, respectively.

Asset/Liability Management

It is the Company’s objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by local individuals, partnerships and corporations. The objective of the policy is to control interest sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings.

The asset/liability mix is monitored on a regular basis. A report reflecting the interest sensitive assets and interest sensitive liabilities is prepared and presented to the Board of Directors on a monthly basis.  One method to measure a bank’s interest rate exposure is through its repricing gap. The gap is calculated by taking all assets that reprice or mature within a given timeframe and subtracting all liabilities that reprice or mature within that timeframe. The difference between these two amounts is called the “gap”, the amount of either liabilities or assets that will reprice without a corresponding asset or liability repricing.

A negative gap (more liabilities repricing than assets) generally indicates that the bank’s net interest income will decrease if interest rates rise and will increase if interest rates fall. A positive gap generally indicates that the bank’s net interest income will decrease if rates fall and will increase if rates rise.  The interest rate fluctuation is caused by the Federal Reserve Bank’s actions and the market.  There is a risk in having mismatches in repricing periods on maturities of assets and liabilities.  Sudden rate movements tend to have more impact on this risk.

The following table summarizes the amounts of interest–earning assets and interest–bearing liabilities outstanding at December 31, 2001 that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company’s savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

Table 12
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2001 Maturing or Repricing in

	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total

Interest-earning assets:
Interest-bearing deposits with other banks	$500	–	–	–	500
Federal funds sold	10,017	–	–	–	10,017
Investment securities	88	812	20,203	18,970	40,073
Mortgage loans held for sale	2,766	–	–	–	2,766
Loans	72,183	19,079	72,427	8,962	172,651
Other investments	–	–	–	848	848

Total interest-bearing assets	85,554	19,891	92,630	28,780	226,855

Interest-bearing liabilities:
Deposits:
Demand and savings	69,213	–	–	–	69,213
Time deposits	33,607	49,232	17,468	–	100,307
Securities sold under repurchase agreements	14,144	–	–	–	14,144
FHLB advances	31	94	500	250	875

Total interest-bearing liabilities	$116,995	49,326	17,968	250	184,539

Interest sensitive difference per period	(31,441)	(29,435)	74,662	28,530	42,316

Cumulative interest sensitivity difference	(31,441)	(60,876)	13,786	42,316
Cumulative difference to total assets	(12.76%)	(24.70%)	5.59%	17.17%

At December 31, 2001, the difference between the Company’s liabilities and assets repricing or maturing within one year was $60.8 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company’s net interest income to decline.

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

 Inflation

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Company copes with the effects of inflation through the management of its interest rate sensitivity gap position by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net income relative to its dividend payout policy.

Recent Accounting Pronouncements

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125” (“SFAS 140”). SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of SFAS 140 did not have a significant effect on the consolidated financial statements.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally will be effective in the first quarter of 2002. The provisions of these statements did not have an effect on the consolidated financial statements.

Item 7.    Financial Statements

The financial statements and the report of independent public accountants are included in this report beginning at page F-1.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For the year ended December 31, 2001, the accounting firm of Porter Keadle Moore, LLP was the principal accountant for the Company.  The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Board of Directors

The following table sets forth for each director of the Company as of March 12, 2002, (a) the person’s name, (b) his age at December 31, 2001, (c) the year he was first elected as a director of the Company and (d) his positions with the Company and the Bank, other than as a director, and his principal occupation and business experience for the past five years.

Name	Age	Year First Elected	Position with Company; Principal Occupation; Business Experience; Directorships

J. Henry Cheatham, III	51	1994	Vice President of Textiles, Inc.

James G. Cheatham	49	1988	President of the 1888 Group, a textile company

C. A. Knowles	69	1982	President, Chief Executive Officer, Treasurer of the Company and President of the Bank, and Director of the 1888 Group

James A. Mankin	75	1982	Retired; Merchant, Real Estate Developer, and Director of the 1888 Group

David G. Newton	54	1990	Real Estate Developer

John T. Newton, Jr.	55	1993	Chairman of the Board of the Company, Chairman of the Board of the Bank, Attorney, Newton & Howell, P.C.

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

Executive Officers

The following table sets forth for each executive officer of the Company (a) the person’s name, (b) his age at December 31, 2001, (c) the year he was first elected as an executive officer of the Company and (d) his positions with the Company and the Bank.

Name	Age	Year First Elected	Principal Occupation; Business Experience

C.A. Knowles	69	1982	President, Chief Executive Officer and Treasurer of the Company and President of the Bank.

Mark A. Flowers	46	2001	Assistant Treasurer since 2001, Senior Vice President of the Bank since 2001, Principal Accounting and Financial Officer.

Item 10.   Executive Compensation

The following table sets forth the annual compensation paid by the Company and its subsidiary to certain of the Company’s executive officers whose cash compensation, including salary and bonus, exceeded $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary(1)	Bonus	Other(2)	Other(3)
C. A. Knowles President, Chief Executive Officer, and Treasurer	2001	$205,940	$55,995	$1,080	$17,535
	2000	$201,640	$78,338		$17,535
	1999	$203,680	$29,367		$16,700
Christopher L. Hill Executive Vice President, Commercial Loans	2001	$112,223	$12,028	$1,080	$12,450
	2000	$97,262	$21,702		$11,735
	1999	$86,800	$6,840		$ 9,202
J. Charles Copeland Executive Vice President, General Banking	2001	$121,850	$7,500	$1,080	$12,961
	2000	$105,962	$10,050		$10,572
	1999	$96,100	$100		$ 8,527
James H. Smallwood Senior Vice President Management Loans	2001	$77,337	$33,548	$1,080	$11,111
	2000	$70,692	$31,859		$10,276
	1999	$70,000	$36,357		$10,657

_____________________

(1)    Includes Director’s fees
(2)    Reflects life insurance premiums paid.  This insurance benefit is offered to all employees.
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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Principal Holders of Stock

The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Common Stock on March 12, 2002, the following information: (a) the owner’s name and address, (b) the number of shares of Common Stock owned, and (c) the  percentage such number represents of the outstanding shares of Company Stock.  Unless otherwise indicated, the listed owners are the record owners of, and have sole voting and investment powers over, their shares.

Name and Address	Number of Shares Beneficially Owned	Percentage of Total
Newton Family Partnership Post Office Drawer F, Griffin, Georgia 30224	171,904(1)	23.42%
John T. Newton, Sr. 1076 Maple Drive, Griffin, Georgia 30223	195,990(2)	26.70%
John Henry Cheatham, III 1106 2nd St. PMB #327, Encinitas, California 92024	40,776(3)	5.55%
James G. Cheatham Post Office Box 506, Griffin, Georgia 30224	49,968(4)	6.81%
Lelia Cheatham Von Stein 445 Rich Mountain Road, Brevard, North Carolina 28712	49,368(5)	6.73%

(1)	John T. Newton, Sr. has sole voting and investment power over the shares owned of record by the partnership under the terms of the partnership agreement.
(2)

Of the indicated shares, 171,904 shares are owned of record by the Newton Family Partnership, and Mr. Newton has sole voting and investment power with respect to these shares.  Includes 2808 shares owned by the Trust Under Will of Virginia Cheatham Newton.

(3)	Of the indicated shares, Mr. Cheatham owns 35,152 shares and 5,624 shares are owned by his children.
(4)	Of the indicated shares, Mr. Cheatham owns 35,152 shares and 14,816 shares are owned by his children.
(5)	Of the indicated shares, Ms. Von Stein owns 35,452 shares and 14,216 shares are owned by her children.

 Stock Owned By Management

The following table provides for each director of the Company, each named executive officer, and for all directors and officers of the Company as a group, as of March 12, 2002, the following information: (a) the name of the named executive officer, director, or the number of persons in the group; (b) the number of shares of Common Stock beneficially owned by the named executive officer, director, or the group; and (c) the percentage such number represents of the outstanding shares of Common Stock.  Unless otherwise indicated, the listed person is the record owner of, and has sole voting and investment powers over, his shares.

	Number of Shares
Name and Address	Beneficially Owned	Percentage of Total

J. Henry Cheatham, III	40,776(1)	5.55%

C. A. Knowles	920	*

James A. Mankin	100(2)	*

David G. Newton	40,675(3)	5.54%

James G. Cheatham	49,968(4)	6.81%

John T. Newton, Jr.	35,529(5)	4.84%

All directors and executive officers as a group (9 persons)	168,673	22.98%

________________________

*	Indicates less than one percent.

(1)	Includes 5,624 shares held by Mr. Cheatham as custodian for his children.
(2)

Does not include 796 shares owned by Mr. Mankin’s wife.  Does not include 294 shares held in trust for his daughter and 4222 shares held in trust for his grandchildren for which Mr. Mankin is a Co-Trustee.

(3)	Includes 10,429 shares are held by Mr. Newton as trustee for his niece and nephew.
(4)	Includes 14,816 shares held by his children.
(5)	Includes 8,618 shares held by Mr. Newton as trustee for his niece and nephew. Does not include 250 shares owned by Mr. Newton’s wife.

 Item 12.  Certain Relationships and Related Transactions

The Company’s directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future.  Pursuant to such transactions, the Company’s directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons.  In the opinion of the management of the Company, the extensions of credit made by the Bank to its directors and officers since January 1, 2002 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features.  See Note 12 under Notes to Consolidated Financial Statements in Item 7 hereof.

Item 13.      Exhibits and Reports on Form 8-K

(a)      Exhibits:

The Company submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Document

2.0	Agreement and Plan of Reorganization, dated as of September 20, 2001, by and between American Community Bank of Georgia and FNB Banking Company, as amended.

3.1	Amended and Restated Articles of Incorporation of FNB Banking Company, dated as of October 12, 1982, as amended on April 16, 1987.

3.2	Bylaws of FNB Banking Company, as amended.

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of Common Stock of FNB Banking Company.

21.0	Subsidiary of FNB Banking Company. (Incorporated by reference from Exhibit 21.0 to the Company’s annual report on Form 10-KSB for the year ended December 31, 1999.)

24.0	A Power of Attorney is set forth on the signature page to this Form 10-KSB.

(b)     Reports on Form 8-K:

None.

FNB BANKING COMPANY AND SUBSIDIARY

 Consolidated Financial Statements

December 31, 2001, 2000 and 1999

(with Independent Accountants’ Report thereon)

FNB BANKING COMPANY AND SUBSIDIARY

 Consolidated Financial Statements
December 31, 2001, 2000 and 1999
(with Independent Accountants’ Report thereon)

Index to Financial Statements

Page

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3

Consolidated Statements of Earnings For the Years Ended
December 31, 2001, 2000 and 1999	F-4

Consolidated Statements of Changes in Stockholders’ Equity
for the Years Ended December 31, 2001, 2000 and 1999	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999	F-6

Notes to Consolidated Financial Statements	F-9

-i-

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
FNB Banking Company and Subsidiary

We have audited the accompanying consolidated balance sheets of FNB Banking Company and subsidiary as of December 31, 2001 and 2000, and the related statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Banking Company and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

 /s/ Porter Keadle & Moore

Atlanta, Georgia
February 1, 2002

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2001 and 2000

Assets

	2001	2000

Cash and due from banks, including reserve requirements of $3,349,000 and $2,712,000	$10,198,044	9,492,910
Federal funds sold	10,016,836	5,995,834

Cash and cash equivalents	20,214,880	15,488,744
Interest-bearing deposits with other banks	500,000	500,000
Investment securities available for sale	40,072,932	37,380,658
Other investments	848,200	848,200
Mortgage loans held for sale	2,765,505	1,087,041
Loans, net	172,650,626	162,514,560
Premises and equipment, net	7,473,190	7,700,782
Accrued interest receivable and other assets	1,923,562	2,144,405

	$246,448,895	227,664,390

Liabilities and Stockholders’ Equity

Demand	$33,046,444	30,064,548
Interest-bearing demand	47,992,254	46,583,275
Savings	21,220,093	18,920,294
Time	100,306,617	92,733,695

Total deposits	202,565,408	188,301,812

Securities sold under retail repurchase agreements	14,143,548	11,442,400
FHLB advances	875,000	1,000,000
Note payable	–	111,113
Accrued interest payable and accrued liabilities	1,822,749	1,595,706

Total liabilities	219,406,705	202,451,031

Commitments

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized; 772,004 and 779,154 shares issued and outstanding	772,004	779,154
Retained earnings	25,336,219	23,893,439
Accumulated other comprehensive income (loss)	933,967	540,766

Total stockholders’ equity	27,042,190	25,213,359

	$246,448,895	227,664,390

 See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Interest and dividend income:
Interest and fees on loans	$16,015,271	17,098,182	15,481,198
Interest on federal funds sold	619,868	256,297	421,559
Interest-bearing deposits in other banks	31,157	106,546	78,421
Interest on investment securities:
Tax-exempt	501,521	448,255	411,914
Taxable	1,734,799	1,750,043	1,324,593
Dividends on other investments	98,351	115,372	113,083

Total interest income	19,000,967	19,774,695	17,830,768

Interest expense:
Deposits	6,849,672	6,594,320	6,092,923
Note payable	3,008	15,643	24,854
Retail repurchase agreements and other	534,940	803,702	373,971

Total interest expense	7,387,620	7,413,665	6,491,748

Net interest income	11,613,347	12,361,030	11,339,020
Provision for loan losses	672,136	733,618	1,460,332

Net interest income after provision for loan losses	10,941,211	11,627,412	9,878,688

Other operating income:
Service charges	1,872,156	1,803,962	1,529,482
Fees for trust services	170,000	242,500	120,000
Securities gains (losses), net	54,228	(2,644)	(42,720)
Other	654,648	590,634	680,652

Total other operating income	2,751,032	2,634,452	2,287,414

Other operating expenses:
Salaries and employee benefits	5,773,295	5,429,916	5,210,827
Occupancy and equipment	1,616,880	1,668,697	1,633,812
Miscellaneous	2,203,087	2,385,253	2,266,995

Total other operating expenses	9,593,262	9,483,866	9,111,634

Earnings before income taxes	4,098,981	4,777,998	3,054,468

Income taxes	1,300,108	1,573,443	950,830

Net earnings	$2,798,873	3,204,555	2,103,638

Net earnings per share	$3.61	4.07	2.64

  See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

 Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2001, 2000 and 1999

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 1998	$807,800	21,752,798	997,532	23,558,130
Net earnings	–	2,103,638	–	2,103,638
Cash dividends declared of $1.25 per share	–	(990,459)	–	(990,459)
Shares repurchased and retired	(18,876)	(736,165)	–	(755,041)
Change in accumulated other comprehensive income (loss)	–	–	(1,070,880)	(1,070,880)

Balance, December 31, 1999	788,924	22,129,812	(73,348)	22,845,388
Net earnings	–	3,204,555	–	3,204,555
Cash dividends declared of $1.35 per share	–	(1,059,898)	–	(1,059,898)
Shares repurchased and retired	(9,770)	(381,030)	–	(390,800)
Change in accumulated other comprehensive income (loss)	–	–	614,114	614,114

Balance, December 31, 2000	779,154	23,893,439	540,766	25,213,359
Net earnings	–	2,798,873	–	2,798,873
Cash dividends declared of $1.35 per share	–	(1,042,993)	–	(1,042,993)
Shares repurchased and retired	(7,150)	(313,100)	–	(320,250)
Change in accumulated other comprehensive income (loss)	–	–	393,201	393,201

Balance, December 31, 2001	$772,004	25,336,219	933,967	27,042,190

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2001, 2000 and 1999

@@@	2001	2000	1999

Net earnings	$2,798,873	3,204,555	2,103,638

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available for sale:
Holding gains (losses) arising during period, net of tax of $261,601, $375,386 and $672,579	426,822	612,475	(1,097,366)
Reclassification adjustment for (gains) losses included in net earnings, net of tax of $20,607, $(1,005) and $(16,234)	(33,621)	1,639	26,486

Total other comprehensive income (loss)	393,201	614,114	(1,070,880)

Comprehensive income	$3,192,074	3,818,669	1,032,758

 See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

 Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$2,798,873	3,204,555	2,103,638
Adjustments to reconcile net earnings
to net cash provided by operating activities:
Depreciation, amortization and accretion	496,255	573,406	637,710
Provision for loan losses	672,136	733,618	1,460,332
Provision for deferred income taxes	165,116	242,554	(230,552)
Provision for writedown of investment security	–	– &Inbsp;	40,000
(Gains) losses on sales of investment securities	(54,228)	2,644	2,720
Losses on disposals of premises and equipment	48,822	2,746	–
Gain on sale of other real estate and repossessed collateral	–	–	(87,596)
Change in:
Mortgage loans held for sale	(1,678,464)	(393,062)	1,855,446
Interest receivable	275,647	(204,543)	(116,235)
Interest payable	(181,429)	174,192	(28,806)
Other, net	(26,512)	(163,527)	88,233

Net cash provided by operating activities	2,516,216	4,172,583	5,724,890

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	3,044,600	509,437	620,974
Proceeds from calls and maturities of investment securities held to
maturity	–	–	483,671
Proceeds from calls and maturities of investment securities available
for sale	18,511,592	2,679,628	7,348,800
Purchase of investment securities available for sale	(23,537,222)	(8,377,451)	(12,764,523)
Purchase of other investments	–	(126,600)	–
Proceeds from calls of other investments	–	–	104,100
Net change in loans	(10,808,202)	(9,761,548)	(7,986,794)
Proceeds from disposals of premises and equipment	5,460	8,300	14,815
Additions to premises and equipment	(363,366)	(301,549)	(377,708)

Net cash used by investing activities	$(13,147,138)	(15,369,783)	(12,556,665)

 See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

 Consolidated Statements of Cash Flows, continued

 For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from financing activities:
Net change in demand and savings deposits	$6,690,674	3,423,987	7,587,090
Net change in time deposits	7,572,922	7,091,978	596,137
Net change in securities sold under retail repurchase agreements	2,701,148	2,051,324	4,449,295
Proceeds from FHLB advances	–	32,125,000	7,500,000
Repayments of FHLB advances	(125,000)	(39,750,000)	(1,267,857)
Repayments of note payable	(111,113)	(166,666)	(166,667)
Payment of cash dividends	(1,051,323)	(1,023,966)	(1,002,729)
Repurchase and retirement of common stock	(320,250)	(390,800)	(755,041)

Net cash provided by financing activities	15,357,058	3,360,857	16,940,228

Net change in cash and cash equivalents	4,726,136	(7,836,343)	10,108,453

Cash and cash equivalents at beginning of year	15,488,744	23,325,087	13,216,634

Cash and cash equivalents at end of year	$20,214,880	15,488,744	23,325,087

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$7,569,049	7,239,473	6,520,554
Income taxes	$1,143,100	1,518,000	993,000

Noncash investing and financing activities:
Transfer of investment securities held to maturity
to available for sale	$–	–	6,595,694
Change in net unrealized gains/losses on
investment securities available for sale,
net of tax	$393,201	614,114	(1,070,880)
Transfers of loans to other real estate	$–	–	236,583
Financed sales of other real estate	$–	–	332,552
Change in dividends payable	$(8,330)	35,932	(12,270)

 See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

 Notes to Consolidated Financial Statements

(1)         Summary of Significant Accounting Policies

The accounting and reporting policies of FNB Banking Company (the “Company”) and subsidiary, and the methods of applying those principles, conform with auditing standards and accounting principles generally accepted in the United States of America (“GAAP”) and with general practice within the banking industry. The following is a summary of the significant policies and procedures.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, First National Bank of Griffin (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank commenced business in 1933 upon receipt of its charter from the Georgia Department of Banking and Finance. This state charter was converted to a national charter in 1965. The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Company is regulated by the Federal Reserve Bank and both undergo periodic examinations by these regulatory authorities. The Bank provides a full range of customary banking services throughout Spalding and other surrounding counties in Georgia.

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

Investment Securities
The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2001 and 2000 the Company had no trading or held to maturity securities.

Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related tax effect, on securities available for sale are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of stockholders’ equity. The unrealized holding gains or losses included in the separate component of stockholders’ equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

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

FNB BANKING COMPANY AND SUBSIDIARY

 Notes to Consolidated Financial Statements, continued

 (1)       Summary of Significant Accounting Policies, continued

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

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged to interest income on loans. Generally, payments on nonaccrual loans are applied to principal.

Loan fees, net of certain origination costs, have been deferred and are being amortized over the lives of the respective loans.

Allowance For Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount which, in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in six different categories.  Grades four though six are assigned allocations of loss based on management’s estimate of potential loss which is generally based on discounted, collateral deficiencies.  Loans graded one through three are stratified by type and allocated loss ranges based on historical loss experience for the strata.  The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.  Management uses a devoted internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

 Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such regulators may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral of the loan if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected.

FNB BANKING COMPANY AND SUBSIDIARY

 Notes to Consolidated Financial Statements, continued

 (1)       Summary of Significant Accounting Policies, continued

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

                                 Buildings and improvements                                                                                          10 –   40 Years
                                 Furniture and equipment                                                                                                   3 –   10 Years

Securities Sold Under Retail Repurchase Agreements
Securities sold under retail repurchase agreements are secured borrowings and are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Net Earnings Per Common Share
Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period such as options, convertible securities and warrants are included in diluted earnings per share. The Company has no potential common shares and correspondingly, earnings per share amounts for 2001, 2000 and 1999, respectively, are based on 774,757, 786,451 and 796,074 shares, the weighted average number of common shares outstanding.

Comprehensive Income
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

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

 (2)       Investment Securities

Investment securities available for sale at December 31, 2001 and 2000 are as follows:

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$6,981,819	139,151	–	7,120,970
State, county and municipal	12,378,817	254,422	142,320	12,490,919
Mortgage-backed securities	18,679,889	298,314	60,644	18,917,559
Equity securities	526,010	1,017,474	–	1,543,484

Total	$38,566,535	1,709,361	202,964	40,072,932

	December 31, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$15,456,589	45,401	99,109	15,402,881
State, county and municipal	9,296,071	172,365	60,983	9,407,453
Mortgage-backed securities	11,229,785	127,441	51,039	11,306,187
Equity securities	526,010	738,127	–	1,264,137

Total	$36,508,455	1,083,334	211,131	37,380,658

The amortized cost and fair value of investment securities available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value

U.S. Government agencies:
Within 1 year	$–	–
1 to 5 years	1,495,524	1,531,130
5 to 10 years	5,486,295	5,589,840

	$6,981,819	7,120,970

State, county and municipal:
Within 1 year	$–	–
1 to 5 years	3,779,764	3,976,189
5 to 10 years	5,727,612	5,685,597
More than 10 years	2,871,441	2,829,133

	$12,378,817	12,490,919

Total securities other than mortgage- backed securities:
Within 1 year	$–	–
1 to 5 years	5,275,288	5,507,319
5 to 10 years	11,213,907	11,275,437
More than 10 years	2,871,441	2,829,133
Mortgage-backed securities	18,679,889	18,917,559
Equity securities	526,010	1,543,484

	$38,566,535	40,072,932

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

 (2)       Investment Securities, continued

Proceeds from sales of securities available for sale during 2001, 2000 and 1999 were $3,044,600, $509,437 and $620,974, respectively. Gross losses of $5,400, $2,644 and $2,720 for 2001, 2000 and 1999, respectively, were realized on those sales.  Gross gains of $59,628 were realized on the sales and calls of securities for 2001.

Certain investment securities were written down to their estimated realizable values because, in the opinion of management, the decline in value was considered other than temporary. In late 1999 an investment security was considered in default and written down $40,000.

Securities with a carrying value of approximately $29,050,000 and $26,688,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes.

In 1999, the Bank transferred all held to maturity investment securities to available for sale in connection with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The held to maturity securities had amortized cost of $6,600,000 and net unrealized gains of $6,100.

 (3)       Loans

Major classifications of loans at December 31, 2001 and 2000 are summarized as follows:

	2001	2000

Commercial, financial and agricultural	$93,755,706	87,884,217
Real estate – construction	10,615,967	8,358,119
Real estate – mortgage	42,994,865	40,468,650
Consumer	27,534,914	28,315,243

Total loans	174,901,452	165,026,229

Less: Allowance for loan losses	1,879,656	2,137,165
Unearned interest and fees	371,170	374,504

Net loans	$172,650,626	162,514,560

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

Changes in the allowance for loan losses are summarized as follows:

	2001	2000	1999

Balance at beginning of year	$2,137,165	2,588,697	1,707,913
Amounts charged off	(1,257,176)	(1,436,467)	(839,010)
Recoveries on amounts previously charged off	327,531	251,317	259,462
Provision charged to operating expenses	672,136	733,618	1,460,332

Balance at end of year	$1,879,656	2,137,165	2,588,697

The Bank was servicing approximately $9,071,000 and $13,198,000 of mortgage loans for the Federal Home Loan Mortgage Corporation at December 31, 2001 and 2000, respectively.

FNB BANKING COMPANY AND SUBSIDIARY

 Notes to Consolidated Financial Statements, continued

 (3)       Loans, continued

A summary of information pertaining to impaired loans for December 31, 2001 and 2000 is presented below.  Impaired loans at December 31, 1999 were not considered material.

	2001	2000

Impaired loans with a valuation allowance	$1,176,900	6,686,000

Valuation allowances related to impaired loans	$105,000	1,077,000

Average investment in impaired loans during the year	$5,312,000	1,400,000

There were no impaired loans without a valuation allowance at December 31, 2001 and 2000.  Additionally, no interest income was recognized on impaired loans during the year ended December 31, 2001 and 2000.

 (4)       Premises and Equipment

Premises and equipment at December 31, 2001 and 2000, are summarized as follows:

	2001	2000

Land and improvements	$1,385,125	1,385,125
Buildings and improvements	7,377,489	7,377,489
Furniture and equipment	4,493,233	4,199,471

	13,255,847	12,962,085
Less accumulated depreciation	5,782,657	5,261,303

	$7,473,190	7,700,782

Depreciation expense was $536,676, $597,439 and $626,726 for the years ended December 31, 2001, 2000, and 1999, respectively.

(5)        Deposits

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $31,214,000 and $26,418,000 at December 31, 2001 and 2000, respectively. Deposits from related parties totaled approximately $3,920,000 and $4,449,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled maturities of time deposits were as follows:

2002	$82,838,498
2003	11,218,794
2004	3,769,871
2005	1,435,087
2006	1,044,367

$100,306,617

 (6)        Note Payable

The note payable at December 31, 2000, was due in monthly installments of $13,889 plus interest at 70% of the prime interest rate through August 2001.

FNB BANKING COMPANY AND SUBSIDIARY

 Notes to Consolidated Financial Statements, continued

 (7)        Federal Home Loan Bank Advances

The Bank has an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities under the Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are collateralized under a Blanket Floating Lien covering all of the Bank’s 1–  4 family first mortgage loans. The Bank may draw advances up to 75% of the outstanding balance of these loans based on the agreement with the FHLB.

 At December 31, 2001, the Bank has an advance payable of $875,000 with a fixed interest rate of 5.50% payable monthly and with equal principal payments of $31,250 due quarterly until maturity in 2008.

 (8)        Employee Benefit Plan

The Company has a profit sharing plan covering substantially all employees, subject to minimum service requirements. The plan complies with the requirements of Section 401(k) of the Internal Revenue Code. The Company will match up to 6% of the participants’ before tax contributions. The Company’s matching contributions amounted to $332,000, $326,000 and $307,000 in 2001, 2000 and 1999, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit, standby letters of credit and financial guarantees written is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

 In some cases, the Company generally requires collateral or other security to support financial instruments with credit risk.

	Approximate Contractual Amount

	2001	2000
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$40,918,000	47,157,000
Standby letters of credit and financial guarantees written	$1,790,000	837,000

 Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include unimproved and improved real estate, certificates of deposit, or personal property.

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit at December 31, 2001, are fully collateralized.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

 (10)      Stockholders’ Equity

The Company redeemed and retired common stock of 7,150 shares for $320,250, 9,770 shares for $390,800 and 18,876 shares for $755,041 in 2001, 2000 and 1999, respectively.  Additionally, on January 25, 2002, the Company repurchased and retired 38,095 shares for $2,000,000.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2002 without prior approval is approximately $3,841,000 plus 2002 earnings of the Bank.

 (11)     Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

Current	$1,134,992	1,330,889	1,181,382
Deferred	165,116	242,554	(230,552)

	$1,300,108	1,573,443	950,830

 The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

	2001	2000	1999

Pretax income at statutory rates	$1,393,654	1,624,519	1,038,519
Add (deduct):
Tax-exempt interest income	(177,670)	(151,185)	(140,051)
Nondeductible interest expense	21,841	20,179	16,104
State income taxes and other	62,283	79,930	36,258

	$1,300,108	1,573,443	950,830

 The following summarizes the sources and expected tax consequences of future taxable deductions (income) which comprise the net deferred tax asset (liability).

	2001	2000

Deferred income tax assets:
Allowance for loan losses	$450,285	610,957
Other	93,407	49,232

Total gross deferred income tax assets	543,692	660,189

Deferred income tax liabilities:
Net unrealized gains on investment securities	(572,431)	(331,436)
Premises and equipment	(764,845)	(716,226)

Total gross deferred income tax liabilities	(1,337,276)	(1,047,662)

Net deferred income tax asset (liability)	$(793,584)	(387,473)

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

 (12)   Related Party Transactions

The Company conducts transactions with its directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2001:

Beginning balance	$9,469,870
Loans advanced	5,628,360
Repayments	(5,735,788)

Ending balance	$9,362,442

 (13)   Miscellaneous Operating Expenses

Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

	2001	2000	1999

Stationery and supplies	$265,994	221,094	244,249
Data processing	$269,718	268,401	236,970

(14)       Fair Value of Financial Instruments

The assumptions used in the estimation of the fair value of the Company’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered a surrogate of the liquidation value of the Company, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Company since purchase, origination or issuance.

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

Deposits
The fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Securities Sold Under Retail Repurchase Agreements
The carrying value of securities sold under retail repurchase agreements approximates fair value.

FHLB Advances
The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

FNB BANKING COMPANY AND SUBSIDIARY

 Notes to Consolidated Financial Statements, continued

 (14)     Fair Value of Financial Instruments, continued

Note Payable
The Company’s note payable bears interest based on a percentage of the prime rate and as such, the carrying amount approximates the fair value.

Commitments to Extend Credit and Standby Letters of Credit
Because commitments to extend credit and standby letters of credit are made using variable rates, or were recently executed, the contract value is a reasonable estimate of fair value.

Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

	2001		2000

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$20,215	20,215	15,489	15,489
Interest-bearing deposits with other banks	$500	500	500	500
Investment securities	$40,073	40,073	37,381	37,381
Other investments	$848	848	848	848
Loans and mortgage loans held for sale	$175,416	176,024	163,602	161,309

Liabilities:
Deposits	$202,565	204,599	188,302	188,499
Securities sold under retail repurchase agreements	$14,144	14,144	11,442	11,442
FHLB advances	$875	882	1,000	928
Note payable	$–	–	111	111
Unrecognized financial instruments:
Commitments to extend credit	$40,918	40,918	47,157	47,157
Standby letters of credit	$1,790	1,790	837	837

FNB BANKING COMPANY AND SUBSIDIARY

 Notes to Consolidated Financial Statements, continued

(15)      Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, the Company and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2001 and 2000, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The consolidated and bank only actual capital amounts and ratios for 2001 and 2000 are also presented in the table (in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2001
Total Risk-Based Capital (to Risk- Weighted Assets):
Consolidated	$27,988	14.27%	15,694	8.00%	N/A	N/A
Bank	$27,718	13.86%	16,004	8.00%	20,005	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	$26,108	13.31%	7,847	4.00%	N/A	N/A
Bank	$25,837	12.92%	8,002	4.00%	12,003	6.00%
Tier I Capital (to Average Assets):
Consolidated	$26,108	10.90%	9,583	4.00%	N/A	N/A
Bank	$25,837	10.57%	9,774	4.00%	12,218	5.00%

As of December 31, 2000
Total Risk-Based Capital (to Risk- Weighted Assets):
Consolidated	$26,810	14.95%	14,346	8.00%	N/A	N/A
Bank	$26,537	14.78%	14,361	8.00%	17,951	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	$24,673	13.76%	7,173	4.00%	N/A	N/A
Bank	$24,400	13.59%	7,181	4.00%	10,771	6.00%
Tier I Capital (to Average Assets):
Consolidated	$24,673	11.03%	8,947	4.00%	N/A	N/A
Bank	$24,400	10.97%	8,896	4.00%	11,120	5.00%

 FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(16)      Pending Business Combination

The Company entered into an agreement on October 31, 2001, to acquire American Community Bank of Georgia (“ACB”), a Georgia banking corporation based in Stockbridge (Henry County), Georgia with approximately $59 million in total assets, $40 million in loans, $48 million in deposits, and $ 6.4 million in stockholders’ equity.  The agreement calls for the Company to pay cash of approximately $9.8 million or $13.25 per share for each outstanding share of ACB.  To finance the transaction, the Company anticipates obtaining $2 million in cash from dividends for its subsidiary, First National Bank of Griffin, and $7.8 million of borrowed funds from an upstream correspondent bank.  The transaction, which is expected to close in May 2002, and is subject to approval by various bank regulatory agencies, was approved by ACB stockholders on January 17, 2002.  The financial statements for December 31, 2001, 2000 and 1999 do not include any amounts for ACB.  Amounts for ACB will be included in the financial statements of the Company upon closing.

 (17)     FNB Banking Company (Parent Company Only) Financial Information

 Balance Sheets

December 31, 2001 and 2000

	2001	2000

Assets

Cash	$22,461	36,320
Investment in First National Bank of Griffin	26,142,478	24,483,103
Investment securities available for sale	1,543,484	1,264,137
Other assets	540,403	548,733

	$28,248,826	26,332,293

Liabilities and Stockholders’ Equity

Other liabilities	$666,233	570,201
Dividends payable	540,403	548,733
Stockholders’ equity	27,042,190	25,213,359#

	$28,248,826	26,332,293

FNB BANKING COMPANY AND SUBSIDIARY

 Notes to Consolidated Financial Statements, continued

(17)     FNB Banking Company (Parent Company Only) Financial Information

Statements of Earnings

For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Income:
Interest and dividends	$39,303	58,995	58,311
Other	1,000	–	–
Dividends from subsidiary	1,367,993	798,573	1,865,460

	1,408,296	857,568	1,923,771

Other operating expenses	72,794	78,973	93,863

Earnings before income taxes and equity in undistributed earnings of bank subsidiary	1,335,502	778,595	1,829,908
Income tax benefit	24,001	24,509	–

Earnings before equity in undistributed earnings of bank subsidiary	1,359,503	803,104	1,829,908
Equity in undistributed earnings of bank subsidiary	1,439,370	2,401,451	273,730

Net earnings	$2,798,873	3,204,555	2,103,638

 Statements of Cash Flows

 For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$2,798,873	3,204,555	2,103,638
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(1,439,370)	(2,401,451)	(273,730)
Change in other assets and liabilities, net	(1,789)	486,779	(279,663)

Net cash provided by operating activities	1,357,714	1,289,883	1,550,245

Cash flows from financing activities:
Dividends paid	(1,051,323)	(1,023,966)	(1,002,729)
Purchase and retirement of stock	(320,250)	(390,800)	(755,041)

Net cash used by financing activities	(1,371,573)	(1,414,766)	(1,757,770)

Net change in cash	(13,859)	(124,883)	(207,525)
Cash at beginning of the period	36,320	161,203	368,728

Cash at end of the period	$22,461	36,320	161,203

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FNB BANKING COMPANY
(Registrant)

By: /s/ C.A. Knowles

C. A. Knowles
President

Dated: March 22 , 2002

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

Signature	Title	Date

/s/ John T. Newton, Jr.
	Chairman of the Board of Directors	3/28/02
John T. Newton, Jr.

/s/ C.A. Knowles
	President, Treasurer, and	3/28/02
C.A. Knowles	Director (principal executive officer)

/s/ Mark A. Flowers
	Assistant Treasurer (principal	3/28/02
Mark A. Flowers	accounting and financial officer)

/s/ James A. Mankin
	Director and Secretary	3/28/02
James A. Mankin

/s/ J. Henry Cheatham, III
	Director	3/28/02
J. Henry Cheatham, III

/s/ James G. Cheatham
	Director	3/28/02
James G. Cheatham

/s/ David G. Newton
	Director	3/28/02
David G. Newton

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.0	Agreement and Plan of Reorganization, dated as of September 20, 2001, by and between American Community Bank of Georgia and FNB Banking Company, as amended.
3.1	Amended and Restated Articles of Incorporation of FNB Banking Company, dated as of October 12, 1982, as amended on April 16, 1987.
3.2	Bylaws of FNB Banking Company, as amended.
24.0	A Power of Attorney is set forth on the signature page to this Form 10-KSB.