Form 10QSB
period 2002-03-30
FNB BANKING CO
filed 2002-05-13
CIK 757262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

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

YES XX   NO

Common stock, par value $1 per share: 731,045 shares
outstanding as of May 8, 2002

FNB BANKING COMPANY AND SUBSIDIARY

INDEX

			Page No.

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet (unaudited) at March 31, 2002	3

		Consolidated Statements of Earnings (unaudited) for the Three
		Months Ended March 31, 2002 and 2001	4

		Consolidated Statements of Comprehensive Income (unaudited)
		for the Three Months Ended March 31, 2002 and 2001	5

		Consolidated Statements of Cash Flows (unaudited) for the
		Three Months Ended March 31, 2002 and 2001	6

		Notes to Consolidated Financial Statements (unaudited)	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	8-9

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	10

	Item 2.	Changes in Securities	10

	Item 3.	Defaults Upon Senior Securities	10

	Item 4.	Submission of Matters to a Vote of Security Holders	10

	Item 5.	Other Information	10

	Item 6.	Exhibits and Reports on Form 8-K	10

Signatures			11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2002
(Unaudited)

Assets
Cash and due from banks	$11,932,730
Federal funds sold	6,887,137

Cash and cash equivalents	18,819,867
Interest-bearing deposits with other banks	500,000
Investment securities available for sale	40,309,100
Other investments	848,200
Mortgage loans held for sale	1,092,940
Loans	175,338,776
Less: Unearned interest and fees	335,701
Allowance for loan losses	1,909,835

Loans, net	173,093,240
Premises and equipment, net	7,716,836
Accrued interest receivable and other assets	1,708,213

$244,088,396

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$34,867,314
Interest-bearing	168,695,021

Total deposits	203,562,335

Retail repurchase agreements	12,534,025
FHLB advances	843,750
Accrued interest payable and accrued liabilities	1,293,311

Total liabilities	218,233,421

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized;
733,909 shares issued and outstanding	733,909
Retained earnings	23,985,879
Accumulated other comprehensive income	1,135,187

Total stockholders’ equity	25,854,975

$244,088,396

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Interest income:
Interest and fees on loans	$3,622,104	4,232,718
Interest on investment securities:
Tax-exempt	131,160	121,607
Taxable	427,162	472,269
Interest on federal funds sold	39,707	191,616

Total interest income	4,220,133	5,018,210

Interest expense:
Deposits and repurchase agreements	1,289,365	2,016,306
Federal funds purchased and FHLB advances	-	13,633
Notes payable	11,946	1,866

Total interest expense	1,301,311	2,031,805

Net interest income	2,918,822	2,986,405
Provision for loan losses	200,804	174,112

Net interest income after provision for loan losses	2,718,018	2,812,293

Other operating income:
Service charges on deposit accounts	456,088	453,773
Fees for trust services	30,000	30,000
Securities losses	-	(2,500)
Other operating income	88,042	113,699

Total other operating income	574,130	594,972

Other operating expense:
Salaries and employee benefits	1,438,313	1,341,792
Occupancy and equipment	443,186	411,719
Other operating expense	519,861	550,286

Total other operating expense	2,401,360	2,303,797

Earnings before income taxes	890,788	1,103,468
Income taxes	279,227	362,147

Net earnings	$611,561	741,321

Net earnings per common share based on average outstanding
shares of 743,221 and 778,812 in 2002 and 2001, respectively	$.82	.95

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Net earnings	$611,561	741,321

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available
for sale arising during the period	333,484	627,760
Reclassification adjustment for losses on investment securities available for sale	-	(2,500)

Total other comprehensive income (loss), before tax	333,484	625,260

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available
for sale arising during the period	(126,724)	(238,549)
Reclassification adjustment for losses on investment securities available for sale	-	950

Total income taxes related to other comprehensive income (loss)	(126,724)	(237,599)

Total other comprehensive income, net of tax	206,760	387,661

Total comprehensive income	$818,321	1,128,982

See accompanying notes to consolidated financial statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net earnings	$611,561	741,321
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	200,804	174,112
Depreciation, amortization and accretion	160,346	114,469
Loss on sale of investment securities	-	2,500
Change in assets and liabilities:
Mortgage loans held for sale	1,672,565	450,965
Interest receivable	105,843	236,622
Interest payable	(61,617)	14,359
Other, net	58,761	123,019

Net cash provided by operating activities	2,748,263	1,857,367

Cash flows from investing activities:
Proceeds from sales of investment securities	-	997,500
Proceeds from maturities, calls and paydowns of investment securities available for sale	1,771,482	10,074,941
Purchases of investment securities available for sale	(1,690,999)	(13,864,256)
Net change in loans	(643,419)	2,604,998
Purchases of premises and equipment	(396,096)	(62,248)

Net cash provided by (used by) investing activities	(959,032)	(249,065)

Cash flows from financing activities:
Net change in deposits	996,927	12,128,525
Net change in retail repurchase agreements	(1,609,523)	3,175,276
Repayments of note payable	-	(41,667)
Repayments of FHLB advances	(31,250)	(31,250)
Payment of cash dividend	(540,403)	(548,733)
Purchase and retirement of common stock	(1,999,995)	-

Net cash provided by (used by) financing activities	(3,184,244)	14,682,151

Net change in cash and cash equivalents	(1,395,013)	16,290,453

Cash and cash equivalents at beginning of period	20,214,880	15,488,744

Cash and cash equivalents at end of period	$18,819,867	31,779,197

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,362,928	2,017,446
Cash paid for income taxes	-	12,000

Noncash investing and financing activities:
Change in net unrealized gains (losses) on investment
securities available for sale, net of tax	$206,760	387,661

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

(2)     Repurchase and Retirement of Common Stock

On January 25, 2002, the Company repurchased and retired 38,095 shares for $1,999,995.

(3)     Pending Business Combination and Borrowing Arrangement

The Company expects to close its acquisition of American Community Bank of Georgia (“ACB”), a Georgia banking corporation based in Stockbridge (Henry County), Georgia in the second quarter of 2002.  In preparation for the pending acquisition of ACB, the Company entered into a credit facility with a correspondent bank that provides for borrowings up to $7,750,000.  The credit facility bears interest at the prime interest rate less 110 basis points payable quarterly and matures on May 31, 2003.  Borrowings under the facility will be collateralized by the stock of First National Bank of Griffin, the Company’s commercial bank subsidiary.  The borrowing arrangement includes certain covenants that impose minimum capital levels and ratios, return on asset ratios, non-performing asset limits and allowance for loan loss levels.  There were no borrowings under this arrangement at March 31, 2002.  Borrowing under this facility will be used to assist the Company in the acquisition of ACB.  Further information on this pending transaction is included in the notes to the consolidated financial statements included in Form 10-KSB for the year ended December 31, 2001.

(4)     Subsequent Event

In April 2002, the Company sold certain equity securities included in its available for sale portfolio for net proceeds of approximately $1,019,000 and realized a gain on sale of approximately $723,000.  The proceeds of the investment sale will be used to fund a portion of the purchase of ACB.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Three Months in the Periods Ended
March 31, 2002 and 2001

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

Financial Condition

Total assets at March 31, 2002, were $244 million, representing a $2.3 million (1%) decrease from December 31, 2001. Deposits increased $1 million (.5%) from December 31, 2001. Loans (gross) increased $437,000 (.25%). The allowance for loan losses at March 31, 2002, totaled $1.90 million, representing 1.08% of total loans compared to December 31, 2001 total of $1.88 million representing 1.07% of total loans. Cash and cash equivalents decreased $1.4 million from December 31, 2001.

The following summarizes non-performing assets:

	March 31, 2002	December 31, 2001

Other real estate and repossessions	$99,000	-
Accruing loans 90 days or more past due	29,000	186,000
Non-accrual loans	2,402,000	1,177,000

	$2,530,000	1,363,000

Non-accrual loans increased $1.2 million principally due to one lending relationship for $1.1 million to a real estate development company.  The loan is collateralized by approximately 250 acres of undeveloped land.  Additionally, the non-accrual loan increase consisted of a transfer of one loan for $66,000, collateralized by various equipment, that on December 31, 2001, was included in accruing loans 90 days or more past due.  Finally, seven other loans totaling approximately $150,000 were transferred to non-accrual during the quarter ended March 31, 2002.  These loans were collateralized principally by improved residential real estate.  A total of $290,000 of valuation allowances are maintained at March 31, 2002, for these non-accrual loans.

Other real estate at March 31, 2002, consisted of one single-family residence that was under contract for sale.  The Company expects no loss on the disposition of the other real estate.

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in January 2001. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Company’s liquidity, capital resources or operations.

Results of Operations

For the three months ended March 31, 2002, the Company reported net earnings of $611,500, or $.82 per share, compared to $741,321, or $.95 per share, for the same period in 2001.

Net interest income is the primary source of the Company’s operating income.  Net interest income decreased approximately $67,500 (2.2%) in the first three months of 2002 compared to the same period for 2001. Interest income for the first three months of 2002 was $4.2 million, representing a decrease of $798,000 (16%) over the same period in 2001. Interest expense for the first three months of 2002 decreased $730,500 (36%) compared to the same period in 2001. The decrease in net interest income during the first three months of 2002 compared to the same period in 2001 is primarily due to significant general interest rate decreases that more than offset the volume increases for the respective periods.  At March 31, 2002, the net interest margin was 5.09% compared to 5.27% at March 31, 2001.  The Company expects the net interest margin to improve in the last three quarters of 2002.

The provision for loan losses for the first three months of 2002 increased approximately $26,700 compared to the same period for 2001. For the three months ended March 31, 2002, the Bank experienced net loan charge-offs of approximately $120,000, compared to net charge-offs of $64,000 for the corresponding three-month period in 2001.  It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income decreased for the three months ended March 31, 2002 by approximately $21,000, or 4%, compared to the same period in 2001, primarily due to a $15,000 decrease in gains on sales of mortgage loans.

Other operating expenses for the first three months of 2002 increased approximately $98,000 (4%) compared to the first three months in 2001. Salaries and benefit expenses increased approximately $97,000 (7%) due primarily to merit increases to the existing workforce.  Occupancy expenses increased approximately $31,000 (8%) due primarily to a $14,000 increase in building repairs and maintenance expense and a $12,000 increase in depreciation on equipment.  All other operating expenses declined by approximately $30,000 (5.5%); this decrease is attributable to a variety of expenses rather than a few single types.

Income tax expense, expressed as a percentage of earnings before income taxes, decreased to 31% for the period ended March 31, 2002 compared to 33% for the same period in 2001 as tax exempt income expressed as a percentage of pretax earnings increased in 2002.

Capital

The following tables present FNB Banking Company’s regulatory capital position at March 31, 2002:

Risk-Based Capital Ratios

Tier 1 Capital, Actual	13.9%
Tier 1 Capital minimum requirement	4.0%

Excess	9.9%

Total Capital, Actual	14.9%
Total Capital minimum requirement	8.0%

Excess	6.9%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets
(“Leverage Ratio”)	10.1%
Minimum leverage requirement	3.0%

Excess	7.1%

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

FNB BANKING COMPANY

By: /s/ C.A. Knowles C.A. Knowles, President and Treasurer (Principal Executive Officer)

Date: May 13, 2002

By: /s/ Mark Flowers Mark Flowers, Assistant Treasurer (Principal Accounting Officer)

Date: May 13, 2002