Form 10QSB
period 2002-06-30
FNB BANKING CO
filed 2002-08-14
CIK 757262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission file number 2-94292

                               FNB BANKING COMPANY
                              --------------------
             (Exact name of registrant as specified in its charter)

                               GEORGIA 58-1479370
          (State of Incorporation) (I.R.S. Employer Identification No.)

                  318 South Hill Street
                    GRIFFIN, GEORGIA                         30224
                    ----------------                     -------------
              (Address of principal executive offices)     (Zip Code)


                                  770-227-2251
                                  -------------
                               (Telephone Number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES XX NO

              Common stock, par value $1 per share: 731,045 shares
                        outstanding as of August 5, 2002.



                                      FNB BANKING COMPANY AND SUBSIDIARY

                                                     INDEX

                                                                                                     PAGE NO.
PART I             FINANCIAL INFORMATION

      Item 1.      Financial Statements

                   Consolidated Balance Sheet (Unaudited) at June 30, 2002                              3

                   Consolidated Statements of Earnings (Unaudited) for the Three
                     Months and the Six Months Ended June 30, 2002 and 2001                             4

                   Consolidated Statements of Comprehensive Income (Unaudited)
                     for the Three Months and the Six Months Ended June 30, 2002 and 2001               5

                   Consolidated Statements of Cash Flows (Unaudited) for the Six
                     Months Ended June 30, 2002 and 2001                                                6

                   Notes to Consolidated Financial Statements (Unaudited)                               7-8

      Item 2.      Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                              9-11

PART II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                                    12

      Item 2.      Changes in Securities                                                                12

      Item 3.      Defaults Upon Senior Securities                                                      12

      Item 4.      Submission of Matters to a Vote of Security Holders                                  12

      Item 5.      Other Information                                                                    12

      Item 6.      Exhibits and Reports on Form 8-K                                                     12

SIGNATURES                                                                                              13

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                       FNB BANKING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     Assets
                                     ------

Cash and due from banks                                         $ 11,527,637
Federal funds sold                                                 3,723,955
                                                                ------------

       Cash and cash equivalents                                  15,251,592

Interest-bearing deposits with other banks                           794,000
Investment securities available for sale                          44,190,160
Other investments                                                    973,200
Mortgage loans held for sale                                         200,200

Loans                                                            219,922,767
Less:  Unearned income                                               288,149
       Allowance for loan losses                                   2,977,681
                                                                ------------

       Loans, net                                                216,656,937

Premises and equipment, net                                        7,886,989
Goodwill                                                           4,525,920
Other assets                                                       2,576,866
                                                                ------------
                                                                $293,055,864
                                                                ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Liabilities:
   Deposits:
     Noninterest-bearing                                        $ 38,595,126
     Interest-bearing                                            202,794,252
                                                                ------------

        Total deposits                                           241,389,378
Federal funds purchased                                            2,500,000
Securities sold under retail repurchase agreements                10,158,944
FHLB advances                                                      3,312,500
Notes payable                                                      2,700,000
Payables to shareholders of acquired company                       4,583,362
Other liabilities                                                  2,223,839
                                                                ------------
       Total liabilities                                         266,868,023
                                                                ------------
Stockholders' equity:  Common stock, $1 par value;
   authorized 5,000,000 shares; 731,045 shares issue
   and outstanding                                                   731,045
Retained earnings                                                 24,340,365
Accumulated other comprehensive income, net of tax                 1,116,431
                                                                ------------

        Total stockholders' equity                                26,187,841
                                                                ------------

                                                                $293,055,864
                                                                ============


See accompanying notes to unaudited consolidated financial statements.


                                       FNB BANKING COMPANY AND SUBSIDIARY
                                      Consolidated Statements of Earnings
                      For the Three Months and the Six Months Ended June 30, 2002 and 2001
                                                  (Unaudited)

                                                                   Three Months                Six Months
                                                                     Ended                       Ended
                                                                2002          2001         2002         2001
                                                                ----          ----         ----         ----
Interest income:
   Loans                                                     $3,899,580    4,023,073    7,521,684    8,255,791
   Investment securities:
     Tax exempt                                                 131,122      130,026      262,282      251,633
     Taxable                                                    419,906      472,751      847,068      945,020
     Federal funds sold                                          34,554      210,038       74,261      401,654
                                                             ----------   ----------   ----------   ----------

       Total interest income                                  4,485,162    4,835,888    8,705,295    9,854,098
                                                             ----------   ----------   ----------   ----------

Interest expense:
   Deposits and retail purchase agreements                    1,187,375    1,965,190    2,476,740    3,981,496
   Federal funds purchased and FHLB advances                       --         13,510         --         27,143
   Notes payable                                                 11,500          941       23,446        2,807
                                                             ----------   ----------   ----------   ----------

       Total interest expense                                 1,198,875    1,979,641    2,500,186    4,011,446
                                                             ----------   ----------   ----------   ----------

       Net interest income                                    3,286,287    2,856,247    6,205,109    5,842,652
Provision for loan losses                                       566,083      160,420      766,887      334,532
                                                             ----------   ----------   ----------   ----------

       Net interest income after provision for loan losses    2,720,204    2,695,827    5,438,222    5,508,120
                                                             ----------   ----------   ----------   ----------
Other operating income:
   Service charges on deposit accounts                          497,780      496,562      953,868      950,335
   Fees for trust services                                       40,000       30,000       70,000       60,000
   Securities gains (losses)                                    847,760         --        847,760       (2,500)
   Other operating income                                       100,480      130,500      188,522      244,219
                                                             ----------   ----------   ----------   ----------

       Total other operating income                           1,486,020      657,062    2,060,150    1,252,054
                                                             ----------   ----------   ----------   ----------

Other operating expense:
   Salaries and other personnel expense                       1,596,566    1,412,200    3,034,879    2,753,992
   Net occupancy and equipment expense                          484,661      409,995      927,847      821,714
   Other operating expense                                      604,954      453,932    1,124,815    1,004,238
                                                             ----------   ----------   ----------   ----------

       Total other operating expense                          2,686,181    2,276,127    5,087,541    4,579,944
                                                             ----------   ----------   ----------   ----------

       Earnings before income taxes                           1,520,043    1,076,762    2,410,831    2,180,230

Income taxes                                                    527,810      337,381      807,037      699,528
                                                             ----------   ----------   ----------   ----------

       Net earnings                                          $  992,233      739,381    1,603,794    1,480,702
                                                             ==========      =======    =========    =========

Earnings per common share based on average outstanding shares of 732,075, 775,523, 737,548 and 777,157, respectively:

Net earnings per share                                       $     1.36          .95         2.17         1.91
                                                             ==========      =======    =========    =========

Dividends declared per common share                          $      .70          .65          .70          .65
                                                             ==========      =======    =========    =========



See accompanying notes to unaudited consolidated financial statements.

=
                                                FNB BANKING COMPANY AND SUBSIDIARY
                                          Consolidated Statements of Comprehensive Income
                               For the Three Months and the Six Months Ended June 30, 2002 and 2001
                                                            (Unaudited)

                                                                                    Three Months                  Six Months
                                                                                       Ended                        Ended
                                                                                 2002          2001          2002           2001
                                                                                 ----          ----          ----           ----
Net earnings                                                                 $  992,233       739,381     1,603,794     1,480,702

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) on investment securities available
     for sale arising during the period                                         808,573        36,732     1,142,057       659,492
   Reclassification adjustment for (gains) losses on investment securities
     available for sale                                                        (847,760)         --        (847,760)        2,500
                                                                             ----------       -------     ---------     ---------

       Total other comprehensive income (loss), before tax                      (39,187)       36,732       294,297       661,992
                                                                             ----------       -------     ---------     ---------

Income taxes related to other comprehensive income:
   Unrealized holding gains (losses) on investment securities available
     for sale arising during the period                                        (307,258)      (13,958)     (433,982)     (250,607)
   Reclassification adjustment for (gains) losses on investment securities
     available for sale                                                         322,149          --         322,149          (950)
                                                                             ----------       -------     ---------     ---------

       Total income taxes related to other comprehensive income (loss)           14,891       (13,958)     (111,833)     (251,557)
                                                                             ----------       -------     ---------     ---------

       Total other comprehensive income, net of tax                             (24,296)       22,774       182,464       410,435
                                                                             ----------       -------     ---------     ---------

       Comprehensive income                                                  $  967,937       762,155     1,786,258     1,891,137
                                                                             ==========    ==========    ==========    ==========

See accompanying notes to unaudited consolidated financial statements.

                                            FNB BANKING COMPANY AND SUBSIDIARY
                                           Consolidated Statements of Cash Flows
                                      For the Six Months Ended June 30, 2002 and 2001
                                                        (Unaudited)
                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                                   2002           2001
                                                                                                   ----           ----
Cash flows from operating activities:
  Net earnings                                                                               $  1,603,794       1,480,702
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                                                     766,887         334,532
    Loss (gain) on sale of investment securities                                                 (847,760)          2,500
    Depreciation, amortization and accretion                                                      345,377         254,540
  Change in assets and liabilities, net of effects from purchase acquisition:
    Other, net                                                                                    307,608         532,898
    Mortgage loans held for sale                                                                2,565,305        (617,159)
                                                                                             ------------    ------------

        Net cash provided by operating activities                                               4,741,211       1,988,013
                                                                                             ------------    ------------

Cash flows from investing activities, net of effects from purchase acquisition:
  Payment for purchase of subsidiary, net of cash acquired of $5,993,138                          561,735            --
  Proceeds from sales of investment securities                                                  4,584,598         997,500
  Proceeds from maturities, calls and paydowns of investment securities available for sale      5,557,879      14,266,287
  Purchases of investment securities available for sale                                        (6,123,796)    (17,219,365)
  Net change in loans                                                                          (3,959,759)       (974,907)
  Purchases of premises and equipment                                                            (574,769)       (103,987)
                                                                                             ------------    ------------

        Net cash provided (used) by investing activities                                           45,888      (3,034,472)
                                                                                             ------------    ------------

Cash flows from financing activities, net of effects from purchase acquisition:
  Net change in federal funds purchased                                                         2,500,000            --
  Net change in deposits                                                                       (7,059,493)     10,484,397
  Net change in securities sold under retail repurchase agreements                             (5,159,116)      1,706,379
  Repayments of note payable                                                                         --           (83,334)
  Advances under notes payable                                                                  2,700,000            --
  Repayments of FHLB advances                                                                     (62,500)        (62,500)
  Purchase and retirement of common stock                                                      (2,128,875)       (288,210)
  Dividends paid                                                                                 (540,403)       (548,733)
                                                                                             ------------    ------------
        Net cash provided (used) by financing activities                                       (9,750,387)     11,207,999
                                                                                             ------------    ------------

Net change in cash and cash equivalents                                                        (4,963,288)     10,161,540
Cash and cash equivalents at beginning of period                                               20,214,880      15,488,744
                                                                                             ------------    ------------
       Cash and cash equivalents at end of period                                            $ 15,251,592      25,650,284
                                                                                             ============    ============
Supplemental cash flow information:
  Cash paid for income taxes                                                                 $    381,000         348,500
  Cash paid for interest                                                                     $  2,598,934       4,040,803
Noncash investing and financing activities:
Change in net unrealized (gains) losses on investment securities
     available for sale, net of tax                                                          $    182,464         410,435

The Company purchased all of the capital stock of American Community Bank (Stockbridge, GA) for $10,061,654, including certain acquisition costs, of which $5,431,403 was paid in cash and $4,630,251 is payable upon the tendering of all remaining shares. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

               Fair value of assets acquired            $60,680,351
               Liabilities assumed                       50,618,697
                                                        -----------
               Cash consideration to be given            10,061,654
               Less amount payable at June 30, 2002       4,630,251
                                                        -----------
                      Cash paid through June 30, 2002   $ 5,431,403
                                                        ===========

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

(2)    BUSINESS COMBINATION
       On May 31, 2002, the Company consummated an agreement to acquire all of the outstanding shares of American Community Bank ("ACB") for approximately $9.9 million in cash ($13.35 per share) plus certain acquisition costs. ACB was a banking corporation based in Stockbridge (Henry County) Georgia with approximately $55.3 million in total assets, $41.8 million in loans and $45.1 million in deposits. The primary reason for the acquisition was to expand the Company's banking franchise into the high growth area of eastern Henry County, Georgia. The Company accounted for this transaction using the purchase method and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.5 million. ACB was merged into First National Bank of Griffin and is operated as a branch.

       The cash proceeds to consummate the purchase were obtained through a combination of borrowings under a line of credit with a correspondent bank and cash dividends paid to the Company by its bank subsidiary, First National Bank of Griffin.

       The results of ACB have been included in the accompanying consolidated statements of earnings only since May 31, 2002 (the date of the acquisition). The following summarized proforma unaudited financial information is presented as if the purchase had occurred at the beginning of the period, and therefore includes adjustments for additional interest expense and amortization of intangibles and other purchase accounting adjustments. The unaudited proforma financial information is not necessarily indicative either of the results of operations that would have occurred had the two companies actually been combined during the period presented or of future results of operations of the combined companies.


                                                        Three months ended             Six months ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ----------------------------
                                                        2002          2001              2002          2001
                                                        ----          ----              ----          ----
     Interest income                                $ 5,076,685      5,894,924     10,179,332     12,002,605
     Interest expense                                (1,353,595)    (2,463,067)    (3,004,056)    (4,947,196)
                                                    -----------    -----------    -----------    -----------
          Net interest income                         3,723,090      3,431,857      7,175,276      7,055,409
     Provision for loan losses                         (582,083)      (196,013)      (790,887)      (383,062)
                                                    -----------    -----------    -----------    -----------
          Net interest income after provision for
          loan losses                                 3,141,007      3,235,844      6,384,389      6,672,347

     Other income                                     1,537,721        787,499      2,188,756      1,527,559
     Other expense                                   (3,123,936)    (2,805,069)    (5,972,721)    (5,657,953)
                                                    -----------    -----------    -----------    -----------
          Earnings before income taxes                1,554,792      1,218,274      2,600,424      2,541,953
     Income taxes                                      (544,709)      (390,543)      (877,511)      (832,610)
                                                    -----------    -----------    -----------    -----------
          Net earnings                              $ 1,010,083        827,731      1,722,913      1,709,343
                                                    ===========    ===========    ===========    ===========

       Net earnings per common share                $      1.38           1.07           2.34           2.20
                                                    ===========    ===========    ===========    ===========

       Weighted average common shares outstanding       732,075        775,523        737,548        777,157
                                                    ===========    ===========    ===========    ===========


                       FNB BANKING COMPANY AND SUBSIDIARY
              Notes to Consolidated Financial Statements, continued
                                   (Unaudited)

(2)    BUSINESS COMBINATION, CONTINUED
       Certain fair value adjustments for deposits which were recorded as purchase accounting adjustments will be amortized over a period of one year and will not be recurring. Net earnings were increased in the above proforma presentations for the amortization of this purchase accounting adjustment as follows:

                                                     Three months ended           Six months ended
                                                          June 30,                    June 30,
                                                   ------------------------    -----------------------

                                                       2002         2001           2002        2001
                                                       ----         ----           ----        ----
            Reduction in interest expense       $      187,500     187,500        375,000     375,000
            Related income taxes                       (71,250)    (71,250)      (142,500)   (142,500)
                                                       -------     -------       --------    --------
                 Net earnings effect            $      116,250     116,250        232,500     232,500
                                                       =======     =======        =======     =======

(3)    NOTE PAYABLE
       In March 2002, the Company entered into a credit facility with a correspondent bank that provides for borrowings up to $7,750,000. The credit facility bears interest at the prime interest rate less 110 basis points payable quarterly and matures on May 31, 2003. Borrowings under the facility are collateralized by the stock of First National Bank of Griffin. The Company is subject to certain covenants that include minimum capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At June 30, 2002, outstanding borrowings under this credit facility were $2,700,000.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                     For the Six Months in the Periods Ended
                             June 30, 2002 and 2001

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

RECENT BUSINESS COMBINATIONS

On May 31, 2002, the Company consummated an agreement to acquire all of the outstanding shares of American Community Bank ("ACB") for approximately $9.9 million in cash ($13.35 per share) plus certain acquisition costs. ACB was a banking corporation based in Stockbridge (Henry County) Georgia with approximately $55.3 million in total assets, $41.8 million in loans and $45.1 million in deposits. The primary reason for the acquisition was to expand the Company's banking franchise into the high growth area of eastern Henry County, Georgia. The Company accounted for this transaction using the purchase method and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.5 million. ACB was merged into First National Bank of Griffin and is operated as a branch.

The cash proceeds to consummate the purchase were obtained through a combination of borrowings under a line of credit with a correspondent bank and cash dividends paid to the Company by its bank subsidiary, First National Bank of Griffin.

In March 2002, the Company entered into a credit facility with a correspondent bank that provides for borrowings up to $7,750,000 to be used in connection with the acquisition of ACB. The credit facility bears interest at the prime interest rate less 110 basis points payable quarterly and matures on May 31, 2003. Borrowings under the facility are collateralized by the stock of First National Bank of Griffin. The Company is subject to certain covenants that include minimum capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At June 30, 2002, outstanding borrowings under this credit facility were $2,700,000.

FINANCIAL CONDITION

Total assets at June 30, 2002, were $293.1 million representing a $46.6 million (19%) increase from December 31, 2001, most of which can be attributed to the acquisition of American Community Bank. Deposits, including retail repurchase agreements, increased $34.8 million (16%) from December 31, 2001. Gross loans increased $45 million (25.7%). The allowance for loan losses at June 30, 2002, totaled $3.0 million, representing 1.36% of total loans compared to the December 31, 2001, total of $1.9 million representing 1.07% of total loans. Cash and cash equivalents decreased $4.9 million from December 31, 2001.

The following summarizes non-performing assets:

                                                        June 30,      March 31,   December 31,
                                                          2002          2002          2001
                                                          ----          ----          ----
     Other real estate and repossessions                $     --         99,000         --
     Accruing loans 90 days or more past due                 5,000       29,000      186,000
     Non-accrual loans                                   3,662,000    2,402,000    1,177,000
                                                        ----------   ----------   ----------
                                                        $3,667,000    2,530,000    1,363,000
                                                        ==========   ==========   ==========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

                     For the Six Months in the Periods Ended
                             June 30, 2002 and 2001

Non-performing assets increased $1.1 million (45%) from March 31, 2002 to June 30, 2002. The increase is the net result of several transactions outlined as follows:

          Loan reclassified as non-accrual                                    $ 1,879,000
          Loans with improved performance and placed back on accrual status      (341,000)
          Payments on non-accrual loans                                          (235,000)
          Non-accrual loans that were charged off                                 (67,000)
          Other real estate sold                                                  (99,000)
                                                                              -----------
                                                                              $ 1,137,000
                                                                              ===========

One loan to a health care company for $1.9 million was placed on non-accrual during the quarter ended June 30, 2002. This loan is collateralized by commercial real estate. Additionally, three loans totaling approximately $341,000 exhibited improved performance over a period of time and were placed back on accrual status. Payments totaling $235,000 were made on two loans primarily from funds the borrower obtained from liquidating real estate that served to partially collateralize the loans. Several loans totaling $67,000 were charged against the allowance for loan losses. Other real estate totaling $99,000 at March 31, 2002, which consisted of one single-family residence, was sold at no material loss.

A total of $563,000 of valuation allowances was maintained at June 30, 2002, for non-performing loans.

From December 31, 2001 to March 31, 2002, non-accrual loans increased $1.2 million principally due to one lending relationship for $1.1 million to a real estate development company. The loan is collateralized by approximately 250 acres of undeveloped land. Additionally, the non-accrual loan increase consisted of a transfer of one loan for $66,000, collateralized by various equipment, that on December 31, 2001, was included in accruing loans 90 days or more past due. Finally, seven other loans totaling approximately $150,000 were transferred to non-accrual during the quarter ended March 31, 2002. These loans were collateralized principally by improved residential real estate.

In July 2002, the primary regulator for the Company's subsidiary bank began a routine examination. To the best of management's knowledge and belief all recommendations by the regulators that would have a material effect on the Company's liquidity, capital resources or operations were implemented.

RESULTS OF OPERATIONS

For the six months ended June 30, 2002, the Company reported net earnings of $1.6 million or $2.17 per share, compared to $1.5 million, or $1.91 per share, for the same period in 2001. Net earnings for the three months ended June 30, 2002, increased $500,800 or 67.7%, compared to the same period in 2001.

Net interest income increased $362,450 (6.2%) in the first six months of 2002 compared to the same period for 2001. Interest income for the first six months of 2002 was $8.7 million, representing a decrease of $1.1 million (11.6%) over the same period in 2001. Interest expense for the first six months of 2002 decreased $1.5 million (37.7%) compared to the same period in 2001. The primary reason for the increase in net interest income for the six month period ended June 30, 2002, versus the same period of 2001 was the increase in net interest margin caused by decreasing rates on deposits. At June 30, 2002, the net interest margin was 5.45% versus 4.47% at June 30, 2001. Since December 31, 2001, the net interest margin has increased 49 basis points as deposits were repriced at lower rates in connection with the overall general interest rate decreases.

The provision for loan losses for the six months of 2002 increased $432,350 compared to the same period for 2001. The increase in the provision for loan losses was attributable to a deterioration of one loan of $1.9 million to a customer in the health care industry. Net loan charge-offs for the six months ended June 30, 2002, were $186,000, compared to $74,000, for the same period in 2001. The majority of the increase in net charge-offs was caused by two loan charge-offs totaling $64,000. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

                     For the Six Months in the Periods Ended
                             June 30, 2002 and 2001

RESULTS OF OPERATIONS, CONTINUED

Other operating income increased for the six months ended June 30, 2002, by $808,100 or 64.5%, compared to the same period in 2001, primarily due to gains of $847,760 on sales of investment securities. A $30,000 decline in gains on sales of mortgage loans from 2001 to 2002 offset the increase.

Other operating expenses for the six months of 2002 increased $507,600 (11.1%) compared to the first six months in 2001. Included in the increase for the six months ended June 30, 2002, compared to the same period of 2001 was a $281,000 (10%) increase in salaries and other personnel expenses associated primarily with merit increases to the existing workforce and the additional employees of ACB. Occupancy expenses increased $106,000 primarily due to increased depreciation charges on equipment of $50,000 and $30,000 in building maintenance and repairs and software maintenance, in addition to the occupancy expenses of ACB. Other operating expenses increased $120,500 principally due to the acquisition of ACB.


CAPITAL

The following tables present FNB Banking Company's regulatory capital position at June 30, 2002:

          RISK-BASED CAPITAL RATIOS                                           CONSOLIDATED    BANK ONLY
          -------------------------                                           ------------    ---------

          Tier 1 Tangible Capital, Actual                                          8.48%        12.07%
          Tier 1 Tangible Capital minimum requirement                              4.00%         4.00%
                                                                                   ----          ----
                 Excess                                                            4.48%         8.07%
                                                                                   ====          ====

          Total Capital, Actual                                                    9.73%        13.32%
          Total Capital minimum requirement                                        8.00%         8.00%
                                                                                   ----          ----
                 Excess                                                            1.73%         5.32%
                                                                                   ====          ====
          LEVERAGE RATIO
          Tier 1 Tangible Capital to adjusted total assets ("Leverage Ratio")      8.01%        11.32%
          Minimum leverage requirement                                             3.00%         3.00%
                                                                                   ----          ----
                 Excess                                                            5.01%         8.32%
                                                                                   ====          ====

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

         (a) FNB Banking Company's annual meeting of stockholders was held on April 4, 2002.

         (b) The following is a summary of matters submitted to a vote of security holders:

                  1. The election * of the following directors to serve the current year term:

                           C.A. Knowles
                           James A. Mankin
                           John T. Newton, Jr.
                           David G. Newton
                           J. Henry Cheatham, III
                           Gilliam Cheatham

                  A tabulation of votes concerning the above issues is as
                  follows:
                                                                Director
                                                                Election
                                                                --------

                  Shares voted by proxy in favor                 570,735
                  Shares voted in person in favor                 75,664
                  Shares voted in person against                       -
                  Shares withheld from voting                         70
                                                               ---------

                  Total shares represented                       646,469
                                                                 =======

                  Total shares outstanding                       733,909
                                                                 =======

                  * - Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

Item 5.     OTHER INFORMATION
            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

           a) EXHIBITS. The following exhibit is filed with this report
              --------

              99 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b) REPORTS ON FORM 8-K
              -------------------

                  A report on Form 8-K was filed JUNE 12, 2002, reporting under
         Item 2, "ACQUISITION OR DISPOSITION OF ASSETS" and Item 7, "EXHIBITS."

                       FNB BANKING COMPANY AND SUBSIDIARY

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              FNB BANKING COMPANY



                                       By:       /s/ Charles Copeland
                                              ______________________________
                                                Charles Copeland, President
                                                (Principal Executive Officer)


                                       Date:  8-13-02



                                                 /s/ Mark Flowers
                                       By:   _________________________________

                                             Mark Flowers, Assistant Treasurer
                                             (Principal Accounting Officer)


                                      Date:    8-13-02