Form 10QSB
period 2002-09-30
FNB BANKING CO
filed 2002-11-13
CIK 757262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from _______ to ________

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

                              318 South Hill Street
                             GRIFFIN, GEORGIA 30224
                     ---------------------------------------
                    (Address of principal executive offices)


                                  770-227-2251
                               ------------------
                               (Telephone Number)


              State the number of shares outstanding of each of the issuer's classes of common equity, as of this latest practicable date:
     ----------------------------------------------------------------------

             731,045 shares of common stock, par value $1 per share,
                       outstanding as of November 5, 2002.

                       FNB BANKING COMPANY AND SUBSIDIARY

                                               INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I           FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Balance Sheet (unaudited) at September 30, 2002                    3

                 Consolidated Statements of Earnings (unaudited) for the Three
                   Months and the Nine Months Ended September 30, 2002 and 2001                  4

                 Consolidated Statements of Comprehensive Income (unaudited) for the
                    Three Months and the Nine Months Ended September 30, 2002 and 2001           5

                 Consolidated Statements of Cash Flows (unaudited) for the Nine
                   Months Ended September 30, 2002 and 2001                                      6

                 Notes to Consolidated Financial Statements (unaudited)                          7-8

      Item 2.    Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                         9-11

      Item 3.    Controls and Procedures                                                         11

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings                                                               12

      Item 2.    Changes in Securities                                                           12

      Item 3.    Defaults Upon Senior Securities                                                 12

      Item 4.    Submission of Matters to a Vote of Security Holders                             12

      Item 5.    Other Information                                                               12

      Item 6.    Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                                       13


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                       FNB BANKING COMPANY AND SUBSIDIARY
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS
Cash and due from banks                                            $ 17,936,696
Federal funds sold                                                       80,934
                                                                   ------------
       Cash and cash equivalents                                     18,017,630
                                                                   ------------
Interest-bearing deposits with other banks                              494,000
Investment securities available for sale                             43,011,798
Other investments                                                       973,200
Mortgage loans held for sale                                          1,104,025
Loans                                                               222,701,043
Less:  Unearned income                                                  239,080
       Allowance for loan losses                                      3,086,842
                                                                   ------------
       Loans, net                                                   219,375,121
                                                                   ------------
Premises and equipment, net                                           7,820,205
Goodwill                                                              4,401,920
Other assets                                                          2,439,391
                                                                   ------------
                                                                   $297,637,290
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                            $ 41,128,286
     Interest-bearing                                                195,519,198
                                                                    ------------
        Total deposits                                               236,647,484
                                                                    ------------
Securities sold under retail repurchase agreements                    14,691,684
FHLB advances                                                          8,281,250
Notes payable                                                          7,083,500
Payables to shareholders of acquired company                             345,340
Other liabilities                                                      2,728,801
                                                                    ------------
       Total liabilities                                             269,778,059
                                                                    ------------
Stockholders' equity:  Common stock, $1 par value; authorized
   5,000,000 shares; 731,045 shares issued and outstanding               731,045
Retained earnings                                                     25,510,985
Accumulated other comprehensive income, net of tax                     1,617,201
                                                                    ------------
        Total stockholders' equity                                    27,859,231
                                                                    ------------
                                                                    $297,637,290
                                                                    ============



See accompanying notes to unaudited consolidated financial statements.

                                       FNB BANKING COMPANY AND SUBSIDIARY

                                      Consolidated Statements of Earnings

                   For the Three Months and the Nine Months Ended September 30, 2002 and 2001
                                                  (Unaudited)



                                                                Three Months Ended        Nine Months Ended
                                                                2002          2001        2002          2001
                                                             ----------   ----------   ----------   ----------
Interest income:
   Loans                                                     $4,501,811    3,875,870   12,023,495   12,131,661
    Investment securities:
       Tax exempt                                               130,594      124,799      392,876      376,432
       Taxable                                                  446,540      466,982    1,293,608    1,412,002
   Federal funds                                                  8,329      137,065       82,590      538,719
                                                             ----------   ----------   ----------   ----------

       Total interest income                                  5,087,274    4,604,716   13,792,569   14,458,814
                                                             ----------   ----------   ----------   ----------

Interest expense:
   Deposits                                                   1,063,672    1,780,836    3,540,412    5,762,332
   Federal funds purchased and FHLB advances                     51,111       13,077       74,557       40,220
   Notes payable                                                 57,616          201       57,616        3,008
                                                             ----------   ----------   ----------   ----------

       Total interest expense                                 1,172,399    1,794,114    3,672,585    5,805,560
                                                             ----------   ----------   ----------   ----------

       Net interest income                                    3,914,875    2,810,602   10,119,984    8,653,254
Provision for loan losses                                        93,160      154,277      860,047      488,809
                                                             ----------   ----------   ----------   ----------

       Net interest income after provision for loan losses    3,821,715    2,656,325    9,259,937    8,164,445
                                                             ----------   ----------   ----------   ----------
Other income:
   Service charges on deposit accounts                          515,059      448,630    1,468,927    1,398,965
   Fees for trust services                                       60,000       42,500      130,000      102,500
   Securities gains                                                --         53,728      847,760       51,228
   Other operating income                                       263,511      135,360      452,033      477,508
                                                             ----------   ----------   ----------   ----------

       Total other income                                       838,570      680,218    2,898,720    2,030,201
                                                             ----------   ----------   ----------   ----------
 Other expense:
   Salaries and other personnel expense                       1,669,342    1,419,644    4,704,221    4,173,636
   Net occupancy and equipment expense                          558,734      421,197    1,486,581    1,242,912
   Other operating expense                                      632,495      482,972    1,757,310    1,585,139
                                                             ----------   ----------   ----------   ----------

       Total other expense                                    2,860,571    2,323,813    7,948,112    7,001,687
                                                             ----------   ----------   ----------   ----------

Earnings before income taxes                                  1,799,714    1,012,730    4,210,545    3,192,959

Income taxes                                                    629,094      312,127    1,436,131    1,011,655
                                                             ----------   ----------   ----------   ----------

       Net earnings                                          $1,170,620      700,603    2,774,414    2,181,304
                                                             ==========      =======    =========    =========

Earnings per common share based on average
   outstanding shares of 731,045, 772,683, 735,408, and
   775,557, respectively:
     Net earnings per share                                  $     1.60          .91         3.77         2.81
                                                             ==========   ==========   ==========   ==========

      Dividends per share                                    $     --           --            .70          .65
                                                            ==========   ==========   ==========   ==========




See accompanying notes to unaudited consolidated financial statements.

                                                FNB BANKING COMPANY AND SUBSIDIARY
                                         Consolidated Statements of Comprehensive Income
                            For the Three Months and the Nine Months Ended September 30, 2002 and 2001
                                                           (Unaudited)

                                                                               Three Months                   Nine Months
                                                                                   Ended                         Ended
                                                                            2002            2001           2002          2001
                                                                        -----------        -------      ---------      ---------
Net earnings                                                               $ 1,170,620        700,603      2,774,414      2,181,304

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on investment securities
     available for sale arising during the period                              807,694        326,451      1,949,750        985,943
  Reclassification adjustment for gains on investment securities
     available for sale                                                           --          (53,728)      (847,760)       (51,228)
                                                                           -----------    -----------    -----------    -----------

        Total other comprehensive income (loss), before tax                    807,694        272,723      1,101,990        934,715
                                                                           -----------    -----------    -----------    -----------

Income taxes related to other comprehensive income:
  Unrealized holding gains (losses) on investment securities
     available for sale arising during the period                             (306,924)      (124,051)      (740,905)      (374,659)
  Reclassification adjustment for gains on investment securities
     available for sale                                                           --           20,416        322,149         19,467
                                                                           -----------    -----------    -----------    -----------

        Total income taxes related to other comprehensive income              (306,924)      (103,635)      (418,756)      (355,192)

        Total other comprehensive income, net of tax                           500,770        169,088        683,234        579,523
                                                                           -----------    -----------    -----------    -----------

        Comprehensive income                                               $ 1,671,390        869,691      3,457,648      2,760,827
                                                                           ===========    ===========    ===========    ===========



See accompanying notes to unaudited consolidated financial statements.

                                                FNB BANKING COMPANY AND SUBSIDIARY
                                              Consolidated Statements of Cash Flows
                                      For the Nine Months Ended September 30, 2002 and 2001
                                                           (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                      2002                  2001
                                                                                                  ------------         ------------
Cash flows from operating activities:
  Net earnings                                                                                    $  2,774,414            2,181,304
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                                                          860,047              488,809
    Depreciation, amortization and accretion                                                           557,130              364,375
    Gain on sale of securities                                                                        (847,760)             (51,228)
    Gain on sale of premises                                                                           (99,143)                --
  Change in assets and liabilities, net of effects from purchase acquisition
    Other, net                                                                                       1,300,697              481,863
    Mortgage loans held for sale                                                                     1,661,480              221,121
                                                                                                  ------------         ------------
        Net cash provided by operating activities                                                    6,206,865            3,686,244
                                                                                                  ------------         ------------
Cash flows from investing activities, net of effects from purchase acquisition
  Payment for purchase of subsidiary, net of cash acquired of $5,993,138                            (3,697,869)                --
  Proceeds from sales of investments                                                                 4,584,598            3,044,178
  Proceeds from maturities, calls and paydowns of investment securities available for sale           7,513,609           17,333,262
  Proceeds from interest bearing deposits maturities                                                   300,000                 --
  Purchases of investment securities available for sale                                             (6,123,796)         (21,845,422)
  Change in loans                                                                                   (6,771,103)          (4,454,848)
  Purchases of premises and equipment                                                                 (711,815)            (142,749)
  Proceeds from sale of premises                                                                       121,884                 --
                                                                                                  ------------         ------------
        Net cash used by investing activities                                                       (4,784,492)          (6,065,579)
                                                                                                  ------------         ------------
Cash flows from financing activities, net of effects from purchase acquisition
  Net change in securities sold under retail repurchase agreements                                    (626,976)           3,698,889
  Net change in deposits                                                                           (11,801,387)          16,381,992
  Advances under note payable                                                                        7,083,500                 --
  Repayments of long-term debt                                                                            --               (111,113)
  FHLB advances                                                                                      7,500,000                 --
  Repayments of FHLB advances                                                                       (2,593,750)             (93,750)
  Purchase and retirement of common stock                                                           (2,128,875)            (291,675)
  Dividends paid                                                                                    (1,052,135)          (1,051,323)
                                                                                                  ------------         ------------
        Net cash provided (used) by financing activities                                            (3,619,623)          18,533,020
                                                                                                  ------------         ------------

Net increase (decrease) in cash and cash equivalents                                                (2,197,250)          16,153,685

Cash and cash equivalents at beginning of the period                                                20,214,880           15,488,744
                                                                                                  ------------         ------------
Cash and cash equivalents at end of period                                                        $ 18,017,630           31,642,429
                                                                                                  ============         ============
Supplemental cash flow information:
   Cash paid for income taxes                                                                     $    771,000              826,500
   Cash paid for interest                                                                         $  3,824,182            5,881,831
Noncash investing and financing activities:
   Change in net unrealized losses on investment securities available for sale, net of tax        $    683,234              579,523

  The Company purchased all of the capital stock of American Community Bank
  (Stockbridge, GA) for $10,061,654, including certain acquisition costs, of which $9,691,007 was paid in cash and $370,647 is payable upon the tendering of all remaining shares. In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:
          Fair value of assets acquired                                                           $ 60,680,351
          Liabilities assumed                                                                       50,618,697
                                                                                                  ------------
          Cash consideration to be given                                                            10,061,654
          Less amount payable at September 30, 2002                                                    370,647
                                                                                                  ------------
                 Cash paid through September 30, 2002                                             $  9,691,007
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

     The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments, necessary to present fairly the financial position of FNB Banking Company and subsidiary as of September 30, 2002, and the results of their operations and cash flows for the quarter and the nine months then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

(2)  BUSINESS COMBINATION
     --------------------
     On May 31, 2002, the Company consummated an agreement to acquire all of the outstanding shares of American Community Bank ("ACB") for approximately $9.9 million in cash ($13.35 per share) plus certain acquisition costs. ACB was a banking corporation based in Stockbridge (Henry County) Georgia with approximately $55.3 million in total assets, $41.8 million in loans and $45.1 million in deposits. The primary reason for the acquisition was to expand the Company's banking franchise into the high growth area of eastern Henry County, Georgia. The Company accounted for this transaction using the purchase method and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.4 million. ACB was merged into First National Bank of Griffin and is operated as a branch.

     The cash proceeds to consummate the purchase were obtained through a combination of borrowings under a line of credit with a correspondent bank and cash dividends paid to the Company by its bank subsidiary, First National Bank of Griffin.

     The results of ACB have been included in the accompanying consolidated statements of earnings since May 31, 2002, the date of the acquisition. The following summarized proforma unaudited financial information is presented as if the purchase had occurred at the beginning of the period, and therefore includes adjustments for additional interest expense and amortization of intangibles and other purchase accounting adjustments. The unaudited proforma financial information is not necessarily indicative either of the results of operations that would have occurred had the two companies actually been combined during the period presented or of future results of operations of the combined companies.

                                                                         Three months ended                   Nine months ended
                                                                          September 30,                      September 30,
                                                                  -----------------------------       -----------------------------
                                                                      2002               2001              2002             2001
                                                                  -----------       -----------       -----------      -----------
      Interest income                                             $ 5,087,274         5,676,544        15,266,606       17,679,148
      Interest expense                                             (1,202,528)       (2,251,053)       (4,206,584)      (7,198,249)
                                                                  -----------       -----------       -----------      -----------
         Net interest income                                        3,884,746         3,425,491        11,060,022       10,480,899
      Provision for loan losses                                       (93,160)         (155,166)         (884,047)        (538,227)
                                                                  -----------       -----------       -----------      -----------

         Net interest income after provision for loan losses        3,791,586         3,270,325        10,175,975        9,942,672
      Other income                                                    838,570           794,843         3,027,326        2,322,401
      Other expense                                                (2,860,791)       (2,801,206)       (8,833,512)      (8,459,160)
                                                                  -----------       -----------       -----------      -----------
           Earnings before income taxes                             1,769,365         1,263,962         4,369,789        3,805,913

      Income taxes                                                   (617,494)         (402,594)       (1,495,005)      (1,235,203)
                                                                  -----------       -----------       -----------      -----------

           Net earnings                                           $ 1,151,871           861,368         2,874,784        2,570,710
                                                                  ===========           =======         =========        =========

      Net earnings per common share                               $      1.58              1.12              3.91             3.31
                                                                  ===========           =======         =========        =========

      Weighted average common shares outstanding                      731,045           772,683           735,408          775,557
                                                                  ===========           =======         =========        =========

                      FNB BANKING COMPANY AND SUBSIDIARY
              Notes to Consolidated Financial Statements, continued
                                   (Unaudited)

(2)  BUSINESS COMBINATION, CONTINUED
     -------------------------------
     Certain fair value adjustments for deposits which were recorded as purchase accounting adjustments will be amortized over a period of one year and will not be recurring. Net earnings were increased in the above proforma presentations for the amortization of this purchase accounting adjustment as follows:

                                                        Three months ended          Nine months ended
                                                          September 30,              September 30,
                                                     ------------------------    -----------------------
                                                         2002         2001           2002        2001
                                                        -------     -------       --------    --------

              Reduction in interest expense       $     187,500     187,500        562,500     562,500
              Related income taxes                      (71,250)    (71,250)      (213,750)   (213,750)
                                                        -------     -------       --------    --------
                   Net earnings effect            $     116,250     116,250        348,750     348,750
                                                        =======     =======        =======     =======

(3)  NOTE PAYABLE
     ------------
     In March 2002, the Company entered into a credit facility with a correspondent bank that provides for borrowings up to $7,750,000. The credit facility bears interest at the prime interest rate less 110 basis points payable quarterly and matures on May 31, 2003. Borrowings under the facility are collateralized by the stock of First National Bank of Griffin. The Company is subject to certain covenants that include minimum capital levels and capital ratios, return on asset ratios, non-performing asset limits, and allowance for loan loss levels. At September 30, 2002, outstanding borrowings under this credit facility were $7,083,500.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    For the Nine Months in the Periods Ended
                           September 30, 2002 and 2001

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

BUSINESS COMBINATION

      On May 31, 2002, the Company consummated an agreement to acquire all of the outstanding shares of American Community Bank ("ACB") for approximately $9.9 million in cash ($13.35 per share) plus certain acquisition costs. ACB was a banking corporation based in Stockbridge (Henry County) Georgia with approximately $55.3 million in total assets, $41.8 million in loans and $45.1 million in deposits. The primary reason for the acquisition was to expand the Company's banking franchise into the high growth area of eastern Henry County, Georgia. The Company accounted for this transaction using the purchase method and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.4 million. ACB was merged into First National Bank of Griffin and is operated as a branch.

FINANCIAL CONDITION

       Total assets at September 30, 2002, were $297.6 million representing a $51.2 million (21%) increase from December 31, 2001, primarily due to the acquisition of ACB. Deposits, including retail repurchase agreements, increased $34.6 million (16%) from December 31, 2001, primarily due to the acquisition of ACB. Gross loans increased $47.9 million (27%). The allowance for loan losses at September 30, 2002, totaled $3.1 million, representing 1.39% of total loans compared to December 31, 2001 totals of $1.9 million representing 1.07% of total loans. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio. Cash and cash equivalents decreased $2.2 million from December 31, 2001.

       The following table summarizes nonperforming assets:

                                                          September 30,      December 31,
                                                              2002               2001
                                                           ----------         ----------
                90 days or more still accruing             $   74,300           186,000
                Non-accrual                                 3,573,700         1,177,000
                Other real estate and repossessions              --                --
                                                           ----------         ----------

                                                           $3,648,000         1,363,000
                                                           ==========        ==========


The total of nonperforming assets increased 168% or $2,285,000 from $1,363,000 at December 31, 2001, to $3,648,000 at September 30, 2002. The increase is primarily the net result of the following changes in non-accrual loans from December 31, 2001:

                Loans reclassified to non-accrual                               $ 3,444,100
                Loans with improved performance and
                  placed back on accrual status                                    (329,900)
                Payments received on non-accrual loans                             (645,700)
                Non-accrual loans that were charged off                             (71,800)
                                                                                -----------
                  Net change in non-accrual loans from December 31, 2001        $ 2,396,700
                                                                                ===========

Item 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

                            For the Nine Months Ended
                           September 30, 2002 and 2001

FINANCIAL CONDITION, CONTINUED

       The balance of non-accrual loans at September 30, 2002 consists of eleven
(11) loan relationships, three (3) of which total $3,421,000. One loan relationship totaling $1.9 million, which was placed on non-accrual in 2002, is to a health care company and is collateralized by commercial real estate. Additionally one loan for approximately $940,000 is collateralized by 187 acres of unimproved land. Finally, a loan relationship totaling approximately $600,000 to a construction enterprise is collateralized by commercial real estate, accounts receivable and equipment used in the business. There were no related party loans considered nonperforming at September 30, 2002.

       A total of $599,400 of valuation allowances included in the allowance for loan losses was maintained at September 30, 2002 for non-performing loans.

       The Company's subsidiary bank was most recently examined by its primary regulatory authority in June 2002. All recommendations by the regulatory authority that in management's opinion would have material effects on the Company's liquidity, capital resources or operations have been implemented.

RESULTS OF OPERATIONS

       For the nine months ended September 30, 2002, the Company reported net earnings of $2.8 million, or $3.77 per share, compared to $2,181,304, or $2.81 per share for the same period in 2001. Net earnings for the three-month period ended September 30, 2002, increased $470,000 or 67%, compared to the same period in 2001.

       Net interest income increased $1.47 million (17%) in the first nine months of 2002 compared to the same period for 2001. Interest income for the first nine months of 2002 was $13.8 million, representing a decrease of $666,000 (5%) over the same period in 2001. Interest expense for the first nine months of 2002 decreased $2.1 million (37%) compared to the same period in 2001. The increase in net interest income for the nine-month period ended September 30, 2002, versus the same period of 2001 was primarily due to an increase in the net interest margin which was complemented by an increase in the volume of net interest bearing assets. At September 30, 2002, the net interest margin was 5.41% versus 4.93% at September 30, 2001.

       The provision for loan losses for the nine months of 2002 increased $371,238 compared to the same period for 2001. The increase in the provision for loan losses was attributable to a deterioration of one loan of $1.9 million to a customer in the health care industry. Net loan charge-offs for the nine months ended September 30, 2002, were $170,000, compared to $88,000, for the same period in 2001. The majority of the increase in net charge-offs was caused by two loan charge-offs totaling $64,000. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

       Other operating income increased for the nine months ended September 30, 2002, by $869,000 or 42.8%, compared to the same period in 2001, primarily due to an increase of $796,500 in gains realized upon the sale of investment securities. Additionally an increase in the volume of deposit accounts due in part to the acquisition of ACB caused a $70,000 increase in service charges on deposit accounts.

       Other operating expenses for the nine months of 2002 increased $946,000 (13.5%) compared to the first nine months in 2001. Included in the increase for the nine months ended September 30, 2002, compared to the same period of 2001 was a $531,000 (12.7%) increase in salaries and other personnel expenses associated primarily with merit increases to the existing workforce and the additional employees of ACB. Occupancy expenses increased $244,000 primarily due to increased depreciation charges on equipment of $100,000 and $25,000 in building maintenance and repairs and software maintenance, in addition to the occupancy expenses of ACB. Other operating expenses increased $172,000 principally due to the acquisition of ACB.

       Income taxes as a percentage of earnings before income taxes increased to 34% for the nine months ended September 30, 2002, compared to 32% for the comparable period of 2001 as tax exempt income as a percentage of earnings before income taxes decreased in 2002.

Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

                            For the Nine Months Ended
                           September 30, 2002 and 2001

CAPITAL
The following tables present the Company's and Griffin's regulatory capital position at September 30, 2002:

           RISK-BASED CAPITAL RATIOS                              CONSOLIDATED    BANK ONLY
           -------------------------                              ------------    ---------

           Tier 1 Tangible Capital, Actual                             9.10%        12.31%
           Tier 1 Tangible Capital minimum requirement                 4.00%         4.00%
                                                                     ------         -----

           Excess                                                      5.10%         8.31%
                                                                     ======         =====

           Total Capital, Actual                                      10.35%        13.56%
           Total Capital minimum requirement                           8.00%         8.00%
                                                                     ------         -----

           Excess                                                      2.35%         5.56%
                                                                     ======         =====

           LEVERAGE RATIO

           Tier 1 Tangible Capital to adjusted total assets
              ("Leverage Ratio")                                       7.55%        10.22%
           Minimum leverage requirement                                3.00%         3.00%
                                                                     ------         -----

           Excess                                                      4.55%         8.22%
                                                                     ======         =====


Item 3. CONTROLS AND PROCEDURES
        -----------------------

         Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of the date of that evaluation.

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

            None

Item 5.     OTHER INFORMATION
            -----------------

            None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

           a)     Exhibits - The following exhibits are filed with this report.
                  99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                             FNB BANKING COMPANY



                                           By:  /s/ J. Charles Copeland
                                              ------------------------------
                                               J. Charles Copeland, President
                                                (Principal Executive Officer)


                                         Date:  November 13, 2002
                                                ---------------------------


                                           By:  /s/ Mark Flowers
                                              ------------------------------
                                               Mark Flowers, Assistant Treasurer
                                                (Principal Accounting Officer)


                                        Date:   November 13, 2002
                                                ---------------------------

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER


I, the Chief Executive Officer, of FNB Banking Company, Inc. (the "Company"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of the Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;


                  (b) evaluated the effectiveness of the Company's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and


                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and.

         6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated this 13th day of November 2002.


                             /S/ J. CHARLES COPELAND
                         ------------------------------
                         J. Charles Copeland, President
                           Principal Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER


I, the Chief Financial Officer, of FNB Banking Company, Inc. (the "Company"), certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of the Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

         4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

                  (b) evaluated the effectiveness of the Company's internal disclosures controls and procedures as of a date within 90 days prior to this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

         5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and.

         6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Dated this 13th day of November 2002.


                                              /S/ MARK FLOWERS
                                              ---------------------------------
                                              Mark Flowers, Assistant Treasurer
                                              Principal Accounting Officer