Form 10KSB
period 2002-12-31
FNB BANKING CO
filed 2003-03-31
CIK 757262

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

Commission File No. 2-94292

FNB Banking Company
(Exact name of Small Business Issuer as specified in its charter)

Georgia	58-1479370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

318 South Hill Street, Post Office Drawer F, Griffin, Georgia 30224
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

State the issuer’s revenue for its most recent fiscal year: $22,611,455.

State the aggregate market value of the voting stock held by non-affiliates:  as of March 3, 2003, there were 730,674 shares of common stock, $1.00 par value (the “Common Stock”), having an aggregate market value of $36,533,700 (based upon approximate market value of $50/share) (the last sale price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  As of March 3, 2003, there were 730,674 shares outstanding of the Registrant’s Common Stock.

Index

PART I

Item 1.  Description of Business

General

FNB Banking Company, a Georgia corporation (the “Company” or “FNB”), was organized on July 13, 1982.  On March 1, 1983, the Company acquired all of the 200,000 issued and outstanding shares of common stock of First National Bank of Griffin (the “Bank”).  As a result of this transaction, the former shareholders of the Bank became the shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company.  In addition to the Bank, the Company conducts business through its subsidiary Griffin Loans, Inc. (“Griffin Loans”), a consumer finance company, principally engaged in the business of making small loans to individuals.

On May 31, 2002, the Company completed the acquisition of American Community Bank of Georgia (“ACB”), and subsequently merged ACB into the Bank.  ACB shareholders received $13.35 per share for each outstanding share of ACB.  On the date of the merger, ACB had total loans of $40.8 million, deposits of approximately $46.3 million, and an office in McDonough, Georgia.

At December 31, 2002, the Company’s total assets were $301,493,265, compared to $246,448,895 at year-end 2001.  Over the past 5 years, total assets of the Company have grown by $108,674,682 representing an increase of 56%.

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

Market and Services

The primary markets for the Bank are Spalding and Henry Counties, Georgia.

The Company operates a full-service commercial banking business based in Griffin, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities, money transfers, and individual retirement accounts.  The Company also finances commercial transactions, makes secured and unsecured loans, and provides other financial services, including corporate, pension, and personal trust services, to its customers through the Bank.  Through Griffin Loans, the Company engages in the business of making small loans to individuals under the trade name “First Credit”.  The Bank is community oriented, with an emphasis on retail banking, and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and Visa accounts, and money transfers.  The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services.

Index

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2002, the Bank’s deposit base, totaling approximately $233 million, consisted of $38 million in non-interest bearing demand deposits (16% of total deposits), $61 million in interest bearing demand deposits (including money market accounts) (26% of total deposits), $24 million in savings deposits (10% of total deposits), $78 million in time deposits in amounts less than $100,000 (33% of total deposits), and $33 million in time deposits of $100,000 or more (14% of total deposits).  Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank’s customers.  Secured loans include first and second real estate mortgage loans.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2002, commercial, construction, commercial accounts receivable, consumer, and mortgage loans represented 60%, 11%, 4%, 22%, and 3%, respectively, of the Bank’s total loan portfolio.  Most loans made by Griffin Loans are for less than $1,000, but Griffin Loans also makes real estate loans for larger amounts.

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

The Bank provides each lending officer with written guidelines for lending activities.  Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers.  All unsecured loans in excess of $50,000 must have the approval of the loan committee.

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

Index

Loan category	Loan to Value Limit (percent)
Raw Land Development Construction: Commercial, multifamily (1) and other nonresidential 1-to-4-family residential Improved Property Owner-occupied 1-to-4 family and home equity(2)	65% 75% 80% 85% 85%

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

Competition

The banking business is highly competitive.  The Company’s primary market area consists of Spalding and Henry Counties, Georgia.  The Company competes in Spalding County with five other commercial banks and in Henry County with 15 commercial banks. The Bank is the largest bank in

Index

Spalding County in terms of deposits located in this county, with deposits at December 31, 2002 of approximately $233 million, and the fifth largest in Henry County in terms of deposits located in that county.

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

Employees

As of December 31, 2002, the Company and the Bank had 115 full-time and 28 part-time employees.  The Company is not a party to any collective bargaining agreement.  Management believes that the Company has satisfactory relations with its employees.

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

  providing brokerage services;

  underwriting bank eligible securities;

  underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

Index

  making investments in corporations or projects designed primarily to promote community welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking, the Gramm-Leach-Bliley Act became effective in 2000 and relaxed the previous limitations, permitting bank holding companies to engage in a broader range of financial activities.  Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature.  Activities that are deemed “financial in nature” include:

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

  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

  underwriting, dealing in or making a market in securities.

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities.  Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

Under the Gramm-Leach-Bliley Act, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries.  The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary.  For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

The Company cannot predict the full impact of this legislation and has no immediate plans to become a financial holding company.

On October 26, 2001, the United States Congress adopted the USA Patriot Act of 2001 (Patriot Act) to combat terrorism.  Under the Patriot Act, FDIC insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers.  The Patriot Act requires the Bank to engage in additional record keeping and reporting, to obtain identification of account owners or customers of foreign bank account holders, and to restrict or prohibit certain correspondent accounts.

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

Index

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

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of a bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings.  At December 31, 2002, the Bank’s retained earnings from which dividends could be paid is limited to 2003 earnings of the Bank.  For 2002, the Company’s cash dividend payout to stockholders was 27 percent of net earnings.

Monetary Policy

The results of operations of the Bank, and therefore the Company, are affected by credit policies of monetary authorities, particularly the Federal Reserve.  The instruments of monetary policy employed by the Federal Reserve include open market operations in U.S. government securities, changes in the

Index

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

In addition, Section 38 of the Federal Deposit Insurance Corporation Act’s “prompt corrective action” provisions, designed to efficiently resolve failing financial institutions, set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s tangible equity to total assets ratio reaches two percent.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The OCC regulations concerning the “prompt corrective action” provisions place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least ten percent, a Tier One risk-based ratio of at least six percent and a leverage ratio of at least five percent; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least eight percent, a Tier One risk-based ratio of at least four percent and a leverage ratio of at least four percent; (3) an “undercapitalized” institution has a total risk-based capital ratio of under eight percent, a Tier One risk-based ratio of under four percent or a leverage ratio of under four percent; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under six percent, a Tier One risk-based ratio of under three percent or a leverage ratio of under three percent; and (5) a “critically undercapitalized” institution has a leverage ratio of two percent or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The OCC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the OCC’s regulations, the Bank was a “well capitalized” institution at December 31, 2002.

Below are pertinent capital ratios for the Company and the Bank as of December 31, 2002.

	Company	Bank
Tier 1 Capital to Risk-based Assets	9.29%	12.44%
Total Capital to Risk-based Assets	10.54%	13.69%
Leverage Ratio (Tier 1 Capital to Average Assets)	7.52%	10.12%

Index

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

          Hampton Branch

           996 Bear Creek Boulevard
          Hampton, Georgia 30228

          Eagles Landing Branch

          2750 Highway 42 North
          McDonough, Georgia  30253

The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South Hill Street, Griffin, Georgia.  None of the owned properties of the Company is subject to encumbrances.  The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies and to house the offices of Griffin Loans, Inc.  The Company owns all of the properties, except the Kroger Griffin Branch Limited Office and the Eagles Landing Office.  The Kroger Griffin Branch Limited Office is leased for a term of 15 years, which began on May 11, 1989.  The Eagles Landing office, which was assumed in connection with the Company’s acquisition of ACB, is leased for a term of 10 years, which began in April 1998.

Index

Management of the Company believes that all of its properties are adequately covered by insurance.

Item 3.  Legal Proceedings

The Company is not aware of any material pending or contemplated legal proceedings to which the Company or the Bank is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company during the fourth quarter of the 2002 fiscal year.

Index

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Stock

There is no established public trading market for the Common Stock.  As of March 3, 2003, the Company had 389 shareholders of record.  At December 31, 2002, there were 391 shareholders of record.  Management is aware of 6 sales of the Company’s stock in 2002, aggregating 4,376 shares in blocks ranging from 6 shares to 1,872 shares at a price of $45 per share.  Management is aware of 14 sales of the Company’s stock in 2001, aggregating 22,917 shares in blocks ranging from 77 shares to 14,615 shares at a price ranging from $40.00 per share to $52.50 per share.

Dividends

In 2001 and 2002, the Company declared cash dividends of $1,042,993 ($1.35 per share) and $1,059,936 ($1.45 per share), respectively.  The Company intends to continue paying cash dividends on a semi-annual basis.  The amount and frequency of dividends, however, will be determined by the Company’s Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future.  Information on restrictions on the amount of dividends payable by the Company appears in Note 11 to the Company’s consolidated financial statements set forth in Item 7 hereof.

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

General

The Company is a one-bank holding company registered under the Act and was incorporated under the laws of the state of Georgia in 1982. All of the Company’s activities are currently conducted by the Bank.  The Bank owns a consumer finance company, First Credit, Inc., which engages in the business of making small loans to individuals.

Index

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in July 2002. All recommendations by the regulatory authority that, in management’s opinion, would have material effects on the Company’s liquidity, capital resources or operations were immediately implemented.

The following discussion is intended to provide insight into the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and accompanying notes.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Following is a description of the accounting policies applied by the Company which are deemed “critical”.  In determining which accounting policies are “critical” in nature, the Company has identified the policies that require significant subjective judgment or involve complex estimates.  The application of these policies has a significant impact on the Company’s financial statements.  Financial results could differ significantly if different judgments or estimates are applied.

            Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the loan portfolio.  The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.  The use of these values is inherently subjective and the actual losses could be greater or less than the estimates.

The allowance for loan losses has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and large groups of smaller balance homogeneous loans.  Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan which are principally collateral liquidation.  The general loss allocations use historical loss ratio experience which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

The basic methodology for the loan loss allowance estimation process used by the Company has not changed.  The Company continuously re-evaluates the use of historical loss factors, national and local economic trends, credit concentrations and other relevant factors in determining the adequacy of the allowance for loan loss.

This estimation process associated with the allowance for loan losses can have significant effects in the estimated loan loss expense of a given period.  Generally, the allowance for loan losses increases as the outstanding balance of loans increase or the level of classified or impaired loans increases.  Loans or portions of loans that are deemed uncollectible are charged against and reduce the allowance.

Index

Business Combination

On May 31, 2002, the Company consummated an agreement to acquire all of the outstanding shares of American Community Bank (“ACB”) for approximately $9.9 million in cash ($13.35 per share) plus certain acquisition costs.  ACB was a banking corporation based in Stockbridge (Henry County), Georgia with approximately $55.4 million in total assets, $40.8 million in loans and $46.3 million in deposits.  The primary reason for the acquisition was to expand the Company’s banking franchise into the high growth area of eastern Henry County, Georgia.  The Company accounted for this transaction using the purchase method and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.4 million.  ACB was merged into the Bank and is operated as a branch.

The cash proceeds to consummate the purchase were obtained through a combination of borrowings under a line of credit with a correspondent bank and cash dividends paid to the Company by the Bank.

The results of ACB have been included in the accompanying consolidated statements of earnings only since May 31, 2002, (the date of the acquisition).  The following summarized proforma unaudited financial information is presented as if the purchase had occurred at the beginning of the period, and therefore includes adjustments for additional interest expense and amortization of intangibles and other purchase accounting adjustments.  The unaudited proforma financial information is not necessarily indicative either of the results of operations that would have occurred had the two companies actually been combined during the period presented or of future results of operations of the combined companies.

	(Proforma)
	For the years ended December 31,
	2002	2001
Interest income	$20,246,678	23,191,290
Interest expense	(5,015,866)	(9,184,691)
Net interest income	15,230,812	14,006,599
Provision for loan losses	(1,095,475)	(730,374)
Net interest income after provision for loan losses	14,135,337	13,276,225
Other income	3,967,420	3,155,971
Other expense	(11,694,583)	(11,527,856)
Earnings before income taxes	6,408,174	4,904,340
Income taxes	(2,209,487)	(1,595,130)
Net earnings	$4,198,687	3,309,210
Net earnings per common share	$5.72	4.27
Weighted average common shares outstanding	734,285	774,757

Index

Certain fair value adjustments for deposits which were recorded as purchase accounting adjustments will be amortized over a period of one year and will not be recurring.  Net earnings were increased in the above proforma presentations for the amortization of this purchase accounting adjustment as follows:

	For the years ended December 31,
	2002	2001
Reduction in interest expense	$750,000	750,000
Related income taxes	(285,000)	(285,000)
Net earnings effect	$465,000	465,000

Additional information about the ACB business combination is included in note 2 of the consolidated financial statements.

Statements of Earnings Review

Net earnings were $3.9 million in 2002, an increase of 40.0% from the $2.8 million earned in 2001.  Net earnings per share were $5.32 for 2002, compared with $3.61 reported in 2001, an increase of 47%.  Return on average assets and return on average stockholders’ equity for 2002 was 1.41% and 14.5%, respectively, compared with 1.16% and 10.48%, respectively, for 2001. Net earnings were $2.8 million in 2001, a decrease of 12.7% from the $3.2 million earned in 2000. Net earnings per share were $3.61 for 2001, compared with $4.07 reported in 2000, a decrease of 11.3%.

Net interest income increased by $2.4 million or 20.6% in 2002. Net interest income at December 31, 2002, was $14.0 million compared to $11.6 million in 2001. Net yield (tax equivalent) on interest earning assets (5.60% in 2002 and 5.34% in 2001) increased by 26 basis points in 2002 from 2001. Net interest income at December 31, 2001, was $11.6 million compared to $12.4 million in 2000, a decrease of $748,000 or 6% in 2001. Net yield (tax equivalent) on interest earning assets (5.34% in 2001 and 6.16% in 2000) decreased by 82 basis points in 2001 from 2000.

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

The net interest spread (on a tax equivalent basis) was 5.18% in 2002, 4.60% in 2001, and 5.39% in 2000, while the net interest margin (on a tax-equivalent basis) was 5.60% in 2002, 5.34% in 2001, and 6.16% in 2000.

Index

The following table shows, for the past three years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities on a tax equivalent basis.

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis on a Tax Equivalent Basis
(in thousands)

	For the Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Interest earnings assets:
Loans (including loan fees)	$205,724	16,456	8.00%	165,492	16,015	9.68%	163,621	17,098	10.45%
Investment securities:
Taxable	32,946	1,713	5.20%	29,891	1,864	6.24%	27,660	1,972	7.13%
Tax exempt	11,204	788	7.03%	10,246	760	7.42%	8,725	679	7.78%
Federal funds sold	4,849	84	1.73%	16,548	620	3.75%	4,388	257	5.86%
Total interest earning assets	254,723	19,041	7.48%	222,177	19,259	8.67%	204,394	20,006	9.79%
Other non-interest earnings assets	22,791			18,268			15,954
Total assets	$277,514			240,445			220,348

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$79,721	755.95%		66,251	1,212	1.83%	61,672	1,468	2.38%
Time	104,109	3,554	3.41%	100,312	5,637	5.62%	89,849	5,126	5.71%
FHLB advances	5,195	130	2.50%	952	53	5.57%	2,447	187	7.64%
Long-term debt	4,256	119	2.80%	42	3	7.14%	190	15	7.89%
Federal funds purchased and securities old under repurchase agreements	14,236	206	1.45%	13,887	482	3.47%	14,122	616	4.36%
Total interest-bearing liabilities	207,517	4,764	2.30%	181,444	7,387	4.07%	168,280	7,412	4.40%
Non-interest bearing deposits	38,561			30,784			28,016
Other liabilities	4,396			1,506			861
Stockholders’ equity	27,040			26,711			23,191
Total liabilities and stockholders’ equity	$277,514			240,445			220,348
Excess of interest-earning assets over interest-bearing liabilities	$47,206			40,733			36,114
Ratio of interest-earning assets to interest-bearing liabilities	122.75%			122.45%			121.46%
Net interest income		$14,277			11,872			12,594
Net interest spread			5.18%			4.60%			5.39%
Net interest margin on interest earning assets			5.60%			5.34%			6.16%

Index

Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.  Loan fees for 2002, 2001 and 2000 were $2.5 million, $2.1 million and $2.5 million, respectively, and are included in interest and fees in Table 1 above.

Tax-exempt interest income is calculated on a tax equivalent basis.

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

Interest rate spreads declined in 2001 from 2000 due to the effect of several prime rate cuts beginning in 2000.  Income from assets tied to prime as well as the income from accelerated refinancing of loans fell faster than interest expense, which was funded by deposits that did not reprice as quickly.  The trend reversed in 2002 as interest rate spreads increased over 2001.  The asset yields decreased at a slower rate while the deposits that funded them continued to reprice downward over the course of 2002.

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2002 over 2001		2001 over 2000
	Volume	Total	Rate	Total
Interest income on:
Loans (including loan fees)	$3,499	441	(1,281)	(1,083)
Investment securities:
Taxable	178	(151)	(303)	(108)
Tax exempt	69	28	(30)	81
Federal funds sold	(304)	(536)	(54)	363
Total interest earning assets	3,442	(218)	(1,668)	(747)
Interest expense on:
Deposits:
Interest-bearing demand and savings	211	(457)	(377)	(256)
Time	206	(2,083)	(76)	511
FHLB advances	120	77	(41)	(134)
Long-term debt	119	116	(1)	(12)
Federal funds purchased and securities sold under repurchase agreements	12	(276)	(124)	(134)
Total interest-bearing liabilities	668	(2,623)	(619)	(25)
Increase (decrease) in net interest income	$2,774	2,405	(1,049)	(722)

Other operating income in 2002 of $3.8 million increased from 2001 by $1.1 million or 39.5% primarily due to net gains on sales of securities and an increase in service charges associated with a larger number of deposit accounts due in part to the acquisition of ACB.  The net gain from the sale of securities resulted from the liquidation of an investment in a community bank located in the Atlanta metropolitan area when such bank was sold to a large international holding company.

Total other operating expenses increased by $1.2 million (12.9%) in 2002 over 2001.  Salary and employee benefits increased $596,998 as a result of an increase in the number of employees due to the

Index

acquisition of ACB.  Occupancy expense increased $411,891 (25.5%) in 2002 from 2001 primarily due to the increase in lease expense of $77,000 on the leased offices acquired in the ACB purchase as well as increased depreciation on furniture and equipment of $114,000.  Miscellaneous operating expenses increased $229,252 in 2002 primarily due to the acquisition of ACB.

Income tax expense expressed as a percentage of 2002 pre-tax earnings was 34% versus 32% in 2001 due to tax-exempt interest income decreasing relative to total pre-tax earnings.

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

Balance Sheet Review

During 2002, average total assets increased $37.1 million (15.4%) over 2001.  Average deposits increased $25 million (12.7%) in 2002 over 2001.  Average loans increased $40.2 million (24.3%) in 2002 over 2001.  The acquisition of ACB is the primary contributor to these increases.  During 2001, average total assets increased $20.1 million (9.1%) over 2000. Average deposits increased $17.8 million (9.9%) in 2001 over 2000.  Average loans increased $1.9 million (1.1%) in 2001 over 2000.

Total assets at December 31, 2002, were $301.5 million, representing a $55 million (22.3%) increase from December 31, 2001. Total deposits increased $30.8 million (15.2%) from 2001 to 2002 while total gross loans increased $58.5 million (33.5%) during 2002. Time deposits increased $10.9 million from 2001 to 2002 while all other deposit accounts increased $19.9 million in 2002. The acquisition of ACB was the primary reason for these increases.

Total assets at December 31, 2001, were $246.4 million, representing a $18.8 million (8.3%) increase from December 31, 2000. Total deposits increased $14.3 million (7.6%) from 2000 to 2001 while total gross loans increased $9.9 million (6.0%) during 2001. Time deposits increased $7.6 million from 2000 to 2001 while all other deposit accounts increased $6.7 million in 2001.  Despite national downturns, the local economy remained strong, loan demand increased and the Bank showed increases in the commercial lending area.  These loan increases were funded principally with increases in deposit accounts.

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

Index

Table 3
Investment Portfolio
(in thousands)

The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2002, 2001 and 2000:

Available for Sale	2002	2001	2000
United States treasuries and agencies	$10,483	7,121	15,403
State, county and municipal	12,884	12,491	9,408
Mortgage-backed securities	15,719	18,918	11,306
Equity securities	1,055	1,543	1,264
	$40,141	40,073	37,381
Other Investments	$1,275	848	848

The following table presents the expected maturity of the total securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% tax rate) at December 31, 2002. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

Maturities at December 31, 2002	United States Treasuries and Agencies	Mortgage- Backed Securities	State, County and Municipal	Weighted Average Yields
Within 1 year	$501	1,314	250	4.74%
After 1 through 5 years	6,530	11,273	2,354	5.79%
After 5 through 10 years	2,995	2,408	6,666	6.04%
After 10 years	-	-	3,150	6.60%
Totals	$10,026	14,995	12,420

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities and yields on tax exempt securities are calculated on a tax equivalent basis.

Table 5
Loan Portfolio
(in thousands)

The following table presents loans by type at the end of each of the last five years.

	December 31,
	2002	2001	2000	1999	1998
Commercial	$139,442	98,083	88,997	85,784	84,122
Commercial construction	25,960	17,534	12,396	7,001	4,733
Commercial accounts receivable	8,584	7,506	11,337	13,970	9,528
Consumer	52,456	44,331	43,300	40,542	40,513
Mortgages, including equity lines of credit	7,000	7,447	8,996	9,099	10,134
	233,442	174,901	165,026	156,396	149,030
Less: Allowance for loan losses	(3,275)	(1,879)	(2,137)	(2,589)	(1,708)
Unearned interest and fees	(248)	(371)	(375)	(320)	(361)
Loans, net	$229,919	172,651	162,514	153,487	146,961

The following table sets forth the maturity distribution and interest rate sensitivity for loans as of December 31, 2002.

Index

Table 6
Loan Portfolio Maturity
(in thousands)
	Commercial	Construction	Commercial A/R	Consumer	Mortgages, including equity lines of credit	Total
Within 1 year	$69,435	24,688	1,010	30,266	1,495	126,894
1 to 5 years	66,369	1,272	7,574	20,305	4,890	100,410
After 5 years	3,638	-	-	1,885	615	6,138
	$139,442	25,960	8,584	52,456	7,000	233,442

Index

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial:
Within 1 year	$22,753	46,682	69,435
1 to 5 years	64,740	1,629	66,369
After 5 years	3,638	-	3,638
	91,131	48,311	139,442
Construction:
Within 1 year	2,523	22,165	24,688
1 to 5 years	1,272	-	1,272
After 5 years	-	-	-
	3,795	22,165	25,960
Commercial A/R:
Within 1 year	1,010	-	1,010
1 to 5 years	7,574	-	7,574
After 5 years	-	-	-
	8,584	-	8,584
Consumer:
Within 1 year	7,773	22,493	30,266
1 to 5 years	20,305	-	20,305
After 5 years	1,885	-	1,885
	29,963	22,493	52,456
Mortgages:
Within 1 year	86	1,409	1,495
1 to 5 years	201	4,689	4,890
After 5 years	615	-	615
	902	6,098	7,000
	$134,375	99,067	233,442

The provision for loan losses in 2002 was $1,071,000 compared to $672,000 in 2001.  The provision for loan losses continues to reflect management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.4% and 1.1% of total loans outstanding at December 31, 2002 and 2001, respectively. Net charge–offs were $193,000 and $929,000 during 2002 and 2001, respectively. Management believes that these levels of allowance are appropriate based upon the Company’s loan portfolio and the current economic conditions.

The provision for loan losses in 2001 was $672,000 compared to $734,000 in 2000. The allowance for loan losses represented approximately 1.1% and 1.3% of total loans outstanding at December 31, 2001 and 2000, respectively. Net chargeoffs were $929,000 and $1.2 million during 2001 and 2000, respectively.

Index

The Company has a dedicated loan review function. All loans of $50,000 or more are reviewed annually and placed in various loan grading categories which assist in developing lists of potential problem loans. These loans are constantly monitored by the loan review function to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in six different categories.  Grades four though six are assigned allocations of loss based on management’s estimate of potential loss which is generally based on discounted collateral deficiencies or loss percentages by grade used by federal bank regulators.  Loans graded one through three are stratified by type and allocated loss ranges based on historical loss experience for the strata.  The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.  Management uses a dedicated internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

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

Index

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,
	2002	2001	2000	1999	1998
Balance at beginning of year	$1,880	2,137	2,589	1,708	2,013
Charge–offs:
Commercial	129	829	1,083	270	663
Real estate–mortgage	40	14	33	41	53
Installment loans to individuals	308	413	320	528	315
	477	1,256	1,436	839	1,031
Recoveries:
Commercial	147	136	56	47	19
Real estate–mortgage	15	15	13	5	23
Installment loans to individuals	122	176	182	208	154
	284	327	251	260	196
Net charge–offs	193	929	1,185	579	835
Additions charged to operations	1,071	672	733	1,460	530
Allowance acquired from purchase acquisition	517	-	-	-	-
	1,588	672	733	1,460	530
Balance at end of year	$3,275	1,880	2,137	2,589	1,708
Ratio of net charge–offs during the period to average loans outstanding during the period
	.09%	.56%	.72%	.38%	.59%

The following table summarizes past due and non–accrual loans, other real estate and repossessions, and income that would have been reported on non–accrual loans for each of the past five years:

Table 8
Non-Performing Assets
(in thousands)

	December 31,
	2002	2001	2000	1999	1998
Other real estate and repossessions	$-	-	-	-	33
Accruing loans 90 days or more past due	$33	186	142	281	256
Non–accrual loans	$3,534	1,177	6,685	1,342	1,259
Interest on non–accrual loans which would have been reported	$842	375	319	20	209

The total of non-accrual loans increased 200% or $2,357,000 from $1,177,000 at December 31, 2001 to $3,534,000 at December 31, 2002.  The increase is the net result of the following changes:

Balance at December 31, 2001	$1,177,000
Loans reclassified to non-accrual in 2002	3,531,000
Loans with improved performance and placed back on accrual status during 2002	(373,000)
Payment received on non-accrual loans during 2002	(713,400)
Non-accrual loans that were charged-off during 2002	(86,800)
$3,534,800

Index

The balance of non-accrual loans at December 31, 2002 consists of nine (9) borrowing relationships, three of which total $3,387,000.  One loan totaling $1.9 million to a health care company is collateralized by commercial real estate; one loan for approximately $940,000 is collateralized by 187 acres of unimproved land; and a loan relationship totaling approximately $600,000 to a construction enterprise is collateralized by commercial real estate, accounts receivable and equipment used in the business.  A total of $561,300 of valuation allowances for non-accrual loans is included in the allowance for loan losses at December 31, 2002.  There were no related party loans in the non-performing loan totals at December 31, 2002 or 2001.  For a more complete discussion of the related party transactions, see note 13 to the consolidated financial statements.

While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem loans that are not disclosed in the table above.

A loan is placed on non–accrual status when, in management’s judgment, the collection of interest appears doubtful. As a result of management’s ongoing review of the loan portfolio, loans are classified as non–accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in the process of collection. Generally, payments received on non–accrual loans are applied directly to principal.

Deposits

Time deposits of $100 thousand and greater totaled $32.8 million at December 31, 2002, compared with $31.2 million at year-end 2001. The Bank had no brokered CD’s outstanding during 2002, 2001 or 2000.  The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2002.

Table 9
Deposits
(in thousands)

Within 3 months	$11,754
After 3 through 6 months	4,150
After 6 through 12 months	8,751
After 12 months	8,182
Total	$32,837

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

Table 10
Short-term Borrowings
(in thousands)

	December 31,
	2002	2001
Average balance outstanding	$14,236	13,887
Maximum amount outstanding at any month-end during the year	$17,193	15,351
Balance outstanding at end of year	$16,045	14,144
Weighted average interest rate during the year	1.45%	3.47%
Weighted average interest rate at end of year	1.00%	1.50%

Index

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

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with a commercial bank for short term unsecured advances up to $5.0 million.  Cash and cash equivalents decreased $7.0 million to a total $13.2 million at December 31, 2002, as cash flows provided by financing and operating activities were out-paced by amounts used by investing activities. Cash inflows from operations totaled $5.8 million in 2002, while inflows from financing activities totaled $432 thousand. Included in financing activities were borrowings on notes payable of $7.2 million and FHLB borrowings of $38.5 million which offset the $15 million decrease in deposits net of the deposits purchased in the ACB transaction. Additionally, FHLB advance repayments of $27.4 million, $1.1 million of dividends paid to stockholders and $2.1 million for the repurchase and retirement of common stock were used by financing activities.

Investing activities used $13.3 million of cash and cash equivalents, principally composed of net advances of loans to customers of $17.5 million during 2002 and net investment security reductions of $8.6 million.

See the consolidated statements of cash flows in the consolidated financial statements for a more complete analysis of cash flows.

In the normal course of business the Bank is party to financial instruments with off balance sheet risk.  See note 10 to the consolidated financial statements for a discussion of these risks and contractual commitments.

Capital Resources

The Company continues to maintain adequate capital ratios. The following tables present the Company’s regulatory capital position at December 31, 2002.

Table 11
Capital Ratios

Actual as of December 31, 2002
Tier 1 Capital	9.29%
Tier 1 Capital minimum requirement	4.00%
Excess	5.29%
Total Capital	10.54%
Total Capital minimum requirement	8.00%
Excess	2.54%
Tier 1 Capital to adjusted total assets
(“Leverage Ratio”)	7.52%
Minimum leverage requirement	4.00%
Excess	3.52%

During 2002, 2001, and 2000 the Company redeemed and retired 41,065, 7,150, and 9,770 shares, respectively, of its $1 par value common stock for a total purchase price of $2,133,645, $320,250, and $390,800, respectively.

Index

For a more complete discussion of the actual and required capital ratios of the Company and the Bank, see note 16 to the consolidated financial statements.

Average equity to average assets was 9.74% in 2002, 11.11% in 2001, and 10.52% in 2000. The ratio of dividends declared to net earnings was 27.11% during 2002, compared with 37.26% and 33.07% in 2001 and 2000, respectively.

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

 The following table summarizes the amounts of interest–earning assets and interest–bearing liabilities outstanding at December 31, 2002, that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage–backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company’s savings accounts and interest–bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven that the rates of these deposits to be more stable over the course of a year.

Index

Table 12
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2002 Maturing or Repricing in
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest–earning assets:
Interest-bearing deposits with other banks	$394	-	-	-	394
Federal funds sold	3,178	-	-	-	3,178
Investment securities	250	1,843	21,186	16,862	40,141
Mortgage loans held for sale	2,332	-	-	-	2,332
Loans	101,582	25,312	100,410	6,138	233,442
Other investments	-	-	-	1,275	1,275
Total interest–bearing assets	$107,736	27,155	121,596	24,275	280,762
Interest–bearing liabilities:
Deposits:
Demand and savings	$84,680	-	-	-	84,680
Time deposits	36,644	48,690	25,496	340	111,170
Securities sold under repurchase agreements	16,045	-	-	-	16,045
FHLB advances	3,531	10,344	625	-	14,500
Total interest–bearing liabilities	$140,900	59,034	26,121	340	226,395
Interest sensitive difference per period	(33,164)	(31,879)	95,475	23,935	54,367
Cumulative interest sensitivity difference	(33,164)	(65,043)	30,432	54,367
Cumulative difference to total assets	(11.00%)	(21.57%)	10.09%	18.03%

At December 31, 2002, the difference between the Company’s liabilities and assets repricing or maturing within one year was $65 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company’s net interest income to decline.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable–rate mortgages, have features that restrict changes in interest rates, both on a short–term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

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

Recent Accounting Pronouncements

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125” (“SFAS 140”). SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 was effective for the transfer of financial assets occurring after March 31, 2001. The provisions of SFAS 140 did not have a significant effect on the consolidated financial statements.

 In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standards generally were effective in the first quarter of 2002. The provisions of these statements were applied in the business combinations with ACB.

Item 7.  Financial Statements

The financial statements and the report of independent public accountants are included in this report beginning at page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

For the years ended December 31, 2002 and December 31, 2001, the accounting firm of Porter Keadle Moore, LLP was the principal accountant for the Company.  The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

Index

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
                16(a) of the Exchange Act

The Board of Directors

The following table sets forth for each director of the Company as of March 3, 2003, (a) the person’s name, (b) his age at December 31, 2002, (c) the year he was first elected as a director of the Company; and (d) his positions with the Company and the Bank, other than as a director, his principal occupation and business experience for the past five years, and other directorships.

Name	Age	Year First Elected	Position with Company; Principal Occupation; Business Experience; Directorships
J. Henry Cheatham, III	52	1994	Vice President of Textiles, Inc.
James G. Cheatham	50	1995	President of the 1888 Group, a textile company
James A. Mankin	76	1982	Secretary; Retired Merchant, Real Estate Developer, and Director of Shoal Creek Development Company, Director of the 1888 Group
David G. Newton	54	1985	Real Estate Developer
John T. Newton, Jr.	56	1993	Chairman of the Board of the Company, Chairman of the Board of the Bank, Attorney, Newton & Howell, P.C.
J. Charles Copeland[1]	41	2002	President, Chief Executive Officer, Treasurer of the Company and President of the Bank
C. A. Knowles	70	1982	Marketing Advisor of the Company, Retired President of the Company and the Bank, Director of the 1888 Group.

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

1 Mr. Copeland replaced C. A. Knowles in said Capacities on July 1, 2002.

Index

Executive Officers

The following table sets forth for each named executive officer of the Company (a) the person’s name, (b) his age at December 31, 2002, (c) the year he was first elected as an executive officer of the Company, and (d) his positions with the Company and the Bank.

Name	Age	Year First Elected	Principal Occupation; Business Experience
Mark A. Flowers	47	2001	Assistant Treasurer of the Company since 2001, Senior Vice President of the Bank since 2001, Principal Accounting and Financial Officer of the Company since December 2000.
J. Charles Copeland	41	2002	President, Chief Executive Officer and Treasurer of the Company and President of the Bank as of July 1, 2002.

Item 10.  Executive Compensation

The following table sets forth the annual compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers whose cash compensation, including salary and bonus, exceeded $100,000.

Index

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation	All Other Compensation
Name and Principal Position	Year	Salary(1)	Bonus	All Other Annual Compensation	Securities Underlying Options/ SAR	401K Contributions(2)	Insurance Premiums(3)
C. A. Knowles President, Chief Executive Officer, and Treasurer of the Company and Marketing Advisor of the Company (4)	2002(5)	$136,229	$39,363	*	-0-	$17,371	12,273
	2001	$205,940	$55,995	*	-0-	$17,535	10,099
	2000	$201,640	$78,338	*	-0-	$17,535	8,709
Christopher L. Hill Executive Vice President of the Bank, Commercial Loans	2002	$119,752	$11,722	*	-0-	$13,107	6,294
	2001	$112,223	$12,028	*	-0-	$12,450	5,549
	2000	$ 97,262	$21,702	*	-0-	$11,735	4,716
J. Charles Copeland Executive Vice President of the Bank, President, Chief Executive Officer, and Treasurer of the Company (6)	2002	$136,950	$15,370	*	$8,948(7)	$15,175	6,328
	2001	$121,850	$ 7,500	*	-0-	$12,961	5,853
	2000	$105,962	$10,050	*	-0-	$10,572	4,750
James H. Smallwood Senior Vice President of the Bank, Mortgage Loans	2002	$ 77,296	$57,103	*	-0-	$13,142	6,775
	2001	$ 77,337	$33,548	*	-0-	$11,111	5,776
	2000	$ 70,692	$31,859	*	-0-	$10,276	5,135

*Does not meet the Securities and Exchange Commission’s threshold for disclosure

_____________________
(1)  Includes Director’s fees, if any.
(2)  Represents Company matching of 401(k) contributions.
(3)  Reflects life insurance premiums paid by the Company.  This insurance benefit is offered to all employees.
(4)  Mr. Knowles served as President, Chief Executive Officer and Treasurer until July 1, 2002.  Since July 1, 2002, Mr. Knowles has been serving the Company in the capacity of Marketing Advisor and Director.
(5)  Mr. Knowles’ 2002 compensation reflects amounts paid to him as President, CEO and Treasurer of the Company as well as compensation paid to him as Marketing Advisor for the Company.
(6)  Mr. Copeland replaced Mr. Knowles as President, Chief Executive Officer and Treasurer on July 1, 2002.
(7)  This reflects the aggregate value of Mr. Copeland’s stock options based on the book value per share of the Company’s Common Stock as of December 31, 2002.

Index

The following table sets forth the number and potential realizable value of stock options granted in 2002.

Option Grants in Last Fiscal Year

Name	No. of Securities Underlying Option/SARs Granted(1)	% of Total Options/SAR Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
J. Charles Copeland	232	100%	N/A*	12/31/03

*The exercise price for Mr. Copeland’s options is the book value per share of the Company’s Common Stock as of the date Mr. Copeland exercises his options.

 The following table sets forth the fiscal year–end value of unexercised options held by the named executive officers at the end of fiscal year 2002.

Fiscal Year-End Option Values

	No. of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options At Fiscal Year End
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
J. Charles Copeland	232	--	$8,948*	--

*This reflects the aggregate value of Mr. Copeland’s options based on the book value per share of the Company’s Common Stock at year end.

Director Compensation

Each director of the Company receives a $1,600 annual retainer plus $300 per meeting attended for his service as a director of the Company.  Each director of the Bank receives an annual retainer of $3,000 plus $300 per meeting attended for their service as a director of the Bank and $150 for each Board committee meeting they attend.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Stock

The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Common Stock as of  March 3, 2003, the following information: (a) the owner’s name and address, (b) the number of shares of Common Stock owned, and (c) the  percentage such number represents of the outstanding shares of Company Common Stock.  Unless otherwise indicated, the listed owners are the record owners of, and have sole voting and investment powers over, their shares.

Index

Name and Address	Number of Shares Beneficially Owned	Percentage of Total(1)
John T. Newton, Sr. 1076 Maple Drive Griffin, Georgia 30223	189,670(2)	25.96%
James G. Cheatham Post Office Box 506 Griffin, Georgia 30224	51,000(3)	6.98%
John Henry Cheatham, III 2773 Hwy 16 West Griffin, Georgia 30223	40,976(4)	5.61%
Lelia Cheatham Von Stein 445 Rich Mountain Road Brevard, North Carolina 28712	20,104(5)	2.75%

(1)	The percentages shown are based on 730,674 shares of Common Stock outstanding on March 3, 2003.
(2)

Includes (i) 171,904 shares owned by the Newton Family Partnership, of which he is the General Partner and (ii) 2,808 shares owned by the Trust Under Will of Virginia Cheatham Newton, of which he is trustee.  Mr. John T. Newton Sr.’s address is 1076 Maple Drive, Griffin, Georgia 30224.

(3)	Includes 15,416 shares owned by his three children. Mr. James G. Cheatham’s address is 2761 Hwy 16 West, Griffin, Georgia 30223.
(4)	Includes 5,824 shares owned by his son. Mr. John Henry Cheatham’s address is 2773 Hwy 16 West, Griffin, Georgia 30223.
(5)	Includes 14,816 shares owned by her children. Ms. Von Stein’s address is 445 Rich Mountain Road, Brevard North Carolina 28712.

Index

Stock Owned By Management

The following table provides for each director of the Company, each named executive officer, and for all directors and officers of the Company as a group, as of March 3, 2003, the following information: (a) the name of the named executive officer, director, or the number of persons in the group; (b) the number of shares of Common Stock beneficially owned by the named executive officer, director, or the group; and (c) the percentage such number represents of the outstanding shares of Common Stock.  Unless otherwise indicated, the listed person is the record owner of, and has sole voting and investment powers over his shares.

Name and Address	Number of Shares Beneficially Owned	Percentage of Total(1)

James G. Cheatham	51,000(2)	6.81%
John Henry Cheatham, III	40,976(3)	5.55%
David G. Newton	42,604(4)	5.54%
John T. Newton, Jr.	37,458(5)	4.84%
J. Charles Copeland	732(6)	*
James A. Mankin	100(7)	*
C. A. Knowles	920(8)	*
All directors and executive officers as a group (9 persons)	168,673	22.98%

________________________
*          Indicates less than one percent.

(1)

The percentages shown are based on 730,674 shares of Common Stock outstanding on March 3, 2003, which includes, as to each person and group listed, the number of shares of Common Stock deemed owned by such holder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, assuming the exercise of options held by such holder that are exercisable within 60 days of March 3, 2003.

(2)	Includes 15,416 shares held by his children. Mr. James G. Cheatham’s address is 2761 Hwy. 16 West, Griffin, Georgia 30223.
(3)	Includes 5,824 shares held by Mr. John Henry Cheatham as custodian for the benefit of his son. Mr. John Henry Cheatham’s address is 2773 Hwy 16 West, Griffin, Georgia 30223.
(4)	Includes 11,825 shares held by Mr. David G. Newton as trustee for the benefit of his niece and nephew. Mr. David G. Newton’s address is 651 Brook Circle, Griffin, Georgia 30224.
(5)

Includes (a) 10,014 shares held by Mr. John T. Newton, Jr. as trustee for the benefit of his niece and nephew and (b) 250 shares owned by Mr. John T. Newton Jr.’s wife, as to which Mr. John T. Newton disclaims beneficial ownership.  Mr. John T. Newton’s address is 16 Stillwater Trace, Griffin, Georgia  30223.

(6)	Includes currently exercisable options for 232 shares of Common Stock. Mr. Copeland’s address is 106 Four Oaks Drive, Griffin, Georgia 30224.
(7)	Does not include 796 shares also owned by Mr. Mankin’s wife, as to which he disclaims beneficial ownership. Mr. Mankin’s address is 1123 Pine Valley Road, Griffin, Georgia 30224.
(8)	Does not include 100 shares owned by Mr. Knowles’ wife, as to which Mr. Knowles disclaims beneficial ownership. Mr. Knowles address is 1119 Pine Valley Road, Griffin, GA 30224.

Index

            The following table gives information about the Company’s equity compensation awards.  The Company does not have any equity compensation plans.  This table reflects the Company’s sole equity compensation arrangement with its President and CEO, J. Charles Copeland, providing for the award of options to purchase the Company’s Common Stock during calendar year 2003.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	-0-	-0-	-0-
Equity compensation plans not approved by stockholders	232	N/A	N/A
Total	232	N/A	N/A

____________________
The table sets forth options granted to J. Charles Copeland by the Executive Committee of the Board of Directors.  Such grants were specific to Mr. Copeland.  The exercise price for Mr. Copeland’s options is the book value per share of the Company’s Common Stock as of the date Mr. Copeland exercises his options.

Non-Shareholder Approved Equity Arrangements

In December of 2002, the Executive Committee of the Company’s Board of Directors, without shareholder approval, approved an incentive stock option arrangement with J. Charles Copeland, its Chief Executive Officer and President, whereby the Company would issue up to a maximum number of 1,000 shares of its Common Stock at book value (the exercise price) to Mr. Copeland based on the Bank’s performance.  Under this agreement and based on the Bank’s 2002 performance, on December 23, 2002, the Company granted Mr. Copeland options to purchase 232 shares of the Company’s Common Stock at an exercise price equal to the book value per share as of the date of exercise.  Mr. Copeland may exercise these options at any time over the course of calendar year 2003.

Item 12.  Certain Relationships and Related Transactions

The Company’s directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future.  Pursuant to such transactions, the Company’s directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons.  In the opinion of the management of the Company, the extensions of credit made by the Bank to its directors and officers since January 1, 2002 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features.  See note 13 under notes to consolidated financial statements in Item 7 hereof.

Index

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

The Company submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit. No.	Document
2.0

Agreement and Plan of Reorganization, dated as of September 20, 2002, by and between American Community Bank of Georgia and FNB Banking Company, as amended. (Incorporated by reference from Exhibit 2.0 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.)

3.1

Amended and Restated Articles of Incorporation of FNB Banking Company, dated as of October 12, 1982, as amended on April 16, 1987.  (Incorporated by reference from Exhibit 3.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.)

3.2	Bylaws of FNB Banking Company, as amended. (Incorporated by reference from Exhibit 3.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.)
4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of Common Stock of FNB Banking Company.
21.0	Subsidiary of FNB Banking Company. (Incorporated by reference from Exhibit 21.0 to the Company’s annual report on Form 10-KSB for the year ended December 31, 1999.)
24.0	A Power of Attorney is set forth on the signature pages to this Form 10-KSB.
99.1	Certification Pursuant To 18 U.S.C. Section 1350.
99.2	Certification Pursuant To 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K:

None.

Item 14.  Controls and Procedures.

            Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) within the 90 days before we filed this report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our President and CEO and CFO, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under all applicable federal securities law is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

            There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
FNB Banking Company and Subsidiary

We have audited the accompanying consolidated balance sheets of FNB Banking Company and subsidiary as of December 31, 2002 and 2001, and the related statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Banking Company and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/PORTER KEADLE MOORE, LLP

Atlanta, Georgia
January 30, 2003

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2002 and 2001

Assets
	2002	2001
Cash and due from banks, including reserve requirements of
$3,969,000 and $3,349,000	$10,022,829	10,198,044
Federal funds sold	3,178,413	10,016,836
Cash and cash equivalents	13,201,242	20,214,880
Interest-bearing deposits with other banks	394,000	500,000
Investment securities available for sale	40,141,230	40,072,932
Other investments	1,275,100	848,200
Mortgage loans held for sale	2,331,850	2,765,505
Loans, net of allowances for loan losses of $3,275,061 and $1,879,656	229,918,530	172,650,626
Premises and equipment, net	7,688,918	7,473,190
Goodwill	4,401,920	-
Accrued interest receivable and other assets	2,140,475	1,923,562
	$301,493,265	246,448,895

Liabilities and Stockholders’ Equity

Deposits:
Demand	$37,532,140	33,046,444
Interest-bearing demand	61,059,740	47,992,254
Savings	23,619,865	21,220,093
Time	111,169,905	100,306,617
Total deposits	233,381,650	202,565,408

Securities sold under retail repurchase agreements	16,045,451	14,143,548
FHLB advances	14,500,000	875,000
Note payable	7,242,326	-
Accrued interest payable and accrued liabilities	2,065,022	1,822,749
Total liabilities	273,234,449	219,406,705

Commitments

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized;
730,939 and 772,004 shares issued and outstanding	730,939	772,004
Retained earnings	26,093,271	25,336,219
Accumulated other comprehensive income	1,434,606	933,967
Total stockholders’ equity	28,258,816	27,042,190
	$301,493,265	246,448,895

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Interest and dividend income:
Interest on loans, including fees of $2,536,193, $2,052,348 and $2,473,072	$16,455,822	16,015,271	17,098,182
Interest on federal funds sold	84,177	619,868	256,297
Interest-bearing deposits in other banks	26,274	31,157	106,546
Interest on investment securities:
Tax-exempt	519,770	501,521	448,255
Taxable	1,588,710	1,734,799	1,750,043
Dividends on other investments	97,888	98,351	115,372
Total interest income	18,772,641	19,000,967	19,774,695
Interest expense:
Deposits	4,309,154	6,849,672	6,594,320
Note payable	118,700	3,008	15,643
Retail repurchase agreements and other	336,542	534,940	803,702
Total interest expense	4,764,396	7,387,620	7,413,665
Net interest income	14,008,245	11,613,347	12,361,030
Provision for loan losses	1,071,475	672,136	733,618
Net interest income after provision for loan losses	12,936,770	10,941,211	11,627,412
Other operating income:
Service charges	2,055,474	1,872,156	1,803,962
Fees for trust services	190,000	170,000	242,500
Securities gains (losses), net	847,760	54,228	(2,644)
Other	745,580	654,648	590,634
Total other operating income	3,838,814	2,751,032	2,634,452
Other operating expenses:
Salaries and employee benefits	6,370,293	5,773,295	5,429,916
Occupancy and equipment	2,028,771	1,616,880	1,668,697
Miscellaneous	2,432,339	2,203,087	2,385,253
Total other operating expenses	10,831,403	9,593,262	9,483,866

Earnings before income taxes	5,944,181	4,098,981	4,777,998

Income taxes	2,034,613	1,300,108	1,573,443
Net earnings	$3,909,568	$2,798,873	$3,204,555

Net earnings per share	$5.32	$3.61	$4.07

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 1999	$788,924	22,129,812	(73,348)	22,845,388

Net earnings	-	3,204,555	-	3,204,555

Cash dividends declared of $1.35 per share	-	(1,059,898)	-	(1,059,898)

Shares repurchased and retired	(9,770)	(381,030)	-	(390,800)

Change in accumulated other comprehensive
income (loss)	-	-	614,114	614,114

Balance, December 31, 2000	779,154	23,893,439	540,766	25,213,359

Net earnings	-	2,798,873	-	2,798,873

Cash dividends declared of $1.35 per share	-	(1,042,993)	-	(1,042,993)

Shares repurchased and retired	(7,150)	(313,100)	-	(320,250)

Change in accumulated other comprehensive
income (loss)	-	-	393,201	393,201

Balance, December 31, 2001	772,004	25,336,219	933,967	27,042,190

Net earnings	-	3,909,568	-	3,909,568

Cash dividends declared of $1.45 per share	-	(1,059,936)	-	(1,059,936)

Shares repurchased and retired	(41,065)	(2,092,580)	-	(2,133,645)

Change in accumulated other comprehensive
income (loss)	-	-	500,639	500,639

Balance, December 31, 2002	$730,939	26,093,271	1,434,606	28,258,816

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Net earnings	$3,909,568	2,798,873	3,204,555
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale arising during period	1,655,242	687,423	987,861
Reclassification adjustment for (gains) losses on investment securities available for sale	(847,760)	(54,228)	2,644

Total other comprehensive income (loss) before tax	807,482	633,195	990,505

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during period	(628,992)	(260,601)	(375,386)
Reclassification adjustment for (gains) losses on investment securities available for sale	322,149	20,607	(1,005)

Total income taxes related to other comprehensive income (loss)	(306,843)	(239,994)	(376,391)

Total other comprehensive income (loss), net of tax	500,639	393,201	614,114

Total comprehensive income (loss)	$4,410,207	$3,192,074	$3,818,669

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$3,909,568	2,798,873	3,204,555
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation, amortization and accretion	336,474	496,255	573,406
Provision for loan losses	1,071,475	672,136	733,618
Provision for deferred income taxes	(121,607)	165,116	242,554
(Gains) losses on sales of investment securities	(847,760)	(54,228)	2,644
(Gains) losses on disposals of premises and equipment	(21,185)	48,822	2,746
Change in assets and liabilities, net of effects from purchase acquisition:
Mortgage loans held for sale	433,655	(1,678,464)	(393,062)
Interest receivable	151,854	275,647	(204,543)
Interest payable	(176,182)	(181,429)	174,192
Other, net	1,074,927	(26,512)	(163,527)
Net cash provided by operating activities	5,811,219	2,516,216	4,172,583

Cash flows from investing activities, net of effects from purchase acquisition:
Payment for purchase of subsidiary, net of cash acquired of $5,993,138	(3,864,997)	-	-
Change in interest-bearing deposits with other banks	400,000	-	-
Proceeds from sales of investment securities available for sale	4,459,008	3,044,600	509,437
Proceeds from calls, maturities and paydowns of investment securities available for sale	11,215,427	18,511,592	2,679,628
Purchase of investment securities available for sale	(7,120,275)	(23,537,222)	(8,377,451)
Purchase of other investments	(301,900)	-	(126,600)
Net change in loans	(17,525,941)	(10,808,202)	(9,761,548)
Proceeds from sale of trademark	200,000	-	-
Proceeds from disposals of premises and equipment	251,075	5,460	8,300
Additions to premises and equipment	(969,279)	(363,366)	(301,549)
Net cash used by investing activities	$(13,256,882)	$(13,147,138)	$(15,369,783)

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

Cash flows from financing activities, net of effects from purchase acquisition:
Net change in deposits	$(15,476,312)	14,263,596	10,515,965
Net change in securities sold under retail repurchase agreements	726,791	2,701,148	2,051,324
Proceeds from FHLB advances	38,500,000	-	32,125,000
Repayments of FHLB advances	(27,375,000)	(125,000)	(39,750,000)
Borrowings on note payable	7,242,326	-	-
Repayments of note payable	-	(111,113)	(166,666)
Payment of cash dividends	(1,052,135)	(1,051,323)	(1,023,966)
Repurchase and retirement of common stock	(2,133,645)	(320,250)	(390,800)
Net cash provided by financing activities	432,025	15,357,058	3,360,857

Net change in cash and cash equivalents	(7,013,638)	4,726,136	(7,836,343)

Cash and cash equivalents at beginning of year	20,214,880	15,488,744	23,325,087

Cash and cash equivalents at end of year	$13,201,242	20,214,880	15,488,744

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,940,578	7,569,049	7,239,473
Income taxes	$1,489,000	1,143,100	1,518,000

Noncash investing and financing activities:
Change in net unrealized gains/losses on investment securities available for sale, net of tax	$500,639	393,201	614,114
Change in dividends payable	$7,801	(8,330)	35,932

The Company purchased all of the capital stock of American Community Bank (Stockbridge, Georgia) for $10,061,654, including certain acquisition costs, of which $9,858,135 was paid in cash and $203,519 is payable upon the tendering of all remaining shares.  In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$60,680,351
Liabilities assumed	50,618,697
10,061,654
Less amount payable at December 31, 2002	203,519
Cash paid through December 31, 2002	$9,858,135

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements

(1)     Summary of Significant Accounting Policies

The accounting and reporting policies of FNB Banking Company (the “Company”) and subsidiary, and the methods of applying those principles, conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry promulgated by federal bank regulators. The following is a summary of the significant policies and procedures.

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, First National Bank of Griffin (the “Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank commenced business in 1933 upon receipt of its charter from the Georgia Department of Banking and Finance. This state charter was converted to a national charter in 1965. The Bank is primarily regulated by the Office of the Comptroller of the Currency (“OCC”) and the Company is regulated by the Federal Reserve Bank and both undergo periodic examinations by these regulatory authorities. The Bank provides a full range of customary banking services throughout Spalding, Henry and other surrounding counties in Georgia.

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

Investment Securities
The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2002 and 2001 the Company had no trading or held to maturity securities.

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

Allowance For Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance represents an amount, which in management’s judgment, will be adequate to absorb probable losses on existing loans that may become uncollectible.

Management’s judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay, overall portfolio quality, and review of specific problem loans.  In determining the adequacy of the allowance for loan losses, management uses a loan grading system that rates loans in six different categories.  Grades four through six are assigned allocations of loss based on management’s estimate of potential loss, which is generally based on discounted, collateral deficiencies or loss percentages by grade used by the federal bank regulators.  Loans graded one through three are stratified by type and allocated loss ranges based on historical loss experience for the strata.  The combination of these results are compared quarterly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses.  Management uses a devoted internal loan reviewer who is independent of the lending function to challenge and corroborate the loan grading system and provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loan losses.

Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, bank regulators, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such regulators may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

                                Buildings and improvements                                                                                          10 - 40 years
                                Furniture and equipment                                                                                                   3 - 10 years

Goodwill
Goodwill represents the excess of the purchase price for American Community Bank over the fair value of its net assets acquired.  Goodwill is tested annually for impairment unless events or circumstances arise that would indicate the need for more frequent testing.  The impairment tests are performed at the reporting level which in the Company’s case is effectively the entire entity.  There were no goodwill impairment losses in the financial statements.

Securities Sold Under Retail Repurchase Agreements
Securities sold under retail repurchase agreements are secured borrowings from customers and are treated as financing activities and are carried at the amounts at which the securities will be subsequently reacquired as specified in the respective agreements.

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

Net Earnings Per Common Share
Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period such as options, convertible securities and warrants are included in diluted earnings per share. The Company has no potential common shares and correspondingly, earnings per share amounts for 2002, 2001 and 2000, respectively, are based on 734,285, 774,757 and 786,451 shares, the weighted average number of common shares outstanding.

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

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)     Business Combination

On May 31, 2002, the Company consummated an agreement to acquire all of the outstanding shares of American Community Bank (“ACB”) for approximately $9.9 million in cash ($13.35 per share) plus certain acquisition costs.  The cash proceeds to consummate the purchase were obtained through a combination of borrowings under a line of credit with a correspondent bank and cash dividends paid to the Company by its bank subsidiary, First National Bank of Griffin.  ACB was a banking corporation based in Stockbridge (Henry County), Georgia. The primary reason for the acquisition was to expand the Company’s banking franchise into the high growth area of eastern Henry County, Georgia.  The Company accounted for this transaction using the purchase method and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.4 million, none of which will be deductible for income tax purposes.  ACB was merged into First National Bank of Griffin and is operated as a branch.

The following table summarizes the carrying amount, fair value adjustments and the resulting fair value of the assets acquired and liabilities assumed of ACB at May 31, 2002, the date of the acquisition:

(amounts in thousands)	Carrying Amount	Fair Value Adjustment	Resulting Fair Value Acquired
Assets:
Cash and cash equivalents	$5,993	-	5,993
Investment securities and other investments	7,323	-	7,323
Loans, net	40,813	-	40,813
Premises and equipment	158	-	158
Intangible assets	-	450	450
Goodwill	-	4,402	4,402
Other assets	1,155	385	1,540
	$55,442	5,237	60,679

Liabilities and Stockholders’ Equity:
Deposits	$46,308	750	47,058
FHLB advances	2,500	-	2,500
Acquisition payable	-	10,061	10,061
Other liabilities	610	450	1,060
Stockholders’ equity	6,024	(6,024)	-
	$55,442	5,237	60,679

Intangible assets acquired totaled $450,000 and included $250,000 for the deposit base intangible which is being amortized over seven years and $200,000 for a trademark.  Amortization expense of approximately $18,000 was recorded for the deposit intangible in 2002.  The trademark was sold in September 2002 with no resulting gain or loss.

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

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(2)      Business Combination, continued

	For the years ended December 31, (Unaudited)
	2002	2001
Interest income	$20,246,678	$23,191,290
Interest expense	(5,015,866)	(9,184,691)
Net interest income	15,230,812	14,006,599
Provision for loan losses	(1,095,475)	(730,374)
Net interest income after provision for loan losses	14,135,337	13,276,225
Other income	3,967,420	3,155,971
Other expense	(11,694,583)	(11,527,856)
Earnings before income taxes	6,408,174	4,904,340
Income taxes	(2,209,487)	(1,595,130)
Net earnings	$4,198,687	$3,309,210

Net earnings per common share	$5.72	$4.27

Weighted average common shares outstanding	734,285	774,757

Certain fair value adjustments for deposits which were recorded as purchase accounting adjustments will be amortized over a period of one year and will not be recurring.  Net earnings were increased in the above unaudited proforma presentations for the amortization of this purchase accounting adjustment as follows:

	For the years ended December 31,
	2002	2001
Reduction in interest expense	$750,000	$750,000
Related income taxes	(285,000)	(285,000)
Net earnings effect	$465,000	$465,000

(3)    Investment Securities

Investment securities available for sale at December 31, 2002 and 2001 are as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$10,026,056	456,589	-	10,482,645
State, county and municipal	12,419,945	495,181	30,802	12,884,324
Mortgage-backed securities	14,995,534	750,725	27,242	15,719,017
Equity securities	229,540	825,704	-	1,055,244
Total	$37,671,075	1,709,361	58,044	40,141,230

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(3)    Investment Securities, continued

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$6,981,819	139,151	-	7,120,970
State, county and municipal	12,378,817	254,422	142,320	12,490,919
Mortgage-backed securities	18,679,889	298,314	60,644	18,917,559
Equity securities	526,010	1,017,474	-	1,543,484
Total	$38,566,535	2,528,199	202,964	40,072,932

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
U.S. Government agencies:
Within 1 year	$501,377	515,100
1 to 5 years	6,530,319	6,912,365
5 to 10 years	2,994,360	3,055,180
	$10,026,056	10,482,645

State, county and municipal:
Within 1 year	$250,000	250,000
1 to 5 years	2,354,108	2,470,432
5 to 10 years	6,666,473	6,926,483
More than 10 years	3,149,364	3,237,409
	$12,419,945	12,884,324

Total securities other than mortgage- backed and equity securities:
Within 1 year	$751,377	765,100
1 to 5 years	8,884,427	9,382,797
5 to 10 years	9,660,833	9,981,663
More than 10 years	3,149,364	3,237,409
Mortgage-backed securities	14,995,534	15,719,017

Equity securities	229,540	1,055,244
	$37,671,075	40,141,230

Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $4,459,008, $3,044,600 and $509,437, respectively.   Gross gains and losses are as follows:

	2002	2001	2000
Gross gains	$847,760	59,628	-
Gross losses	-	(5,400)	(2,644)
Net gains (losses)	$847,760	54,228	(2,644)

Securities with a carrying value of approximately $31,674,000 and $29,050,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(4)     Loans

Major classifications of loans, by purpose, at December 31, 2002 and 2001 are summarized as follows:

	2002	2001
Commercial	$139,441,818	98,083,345
Construction	25,959,809	17,534,275
Commercial accounts receivable	8,584,487	7,506,056
Consumer	52,455,736	44,330,938
Mortgage	7,000,178	7,446,838
Total loans	233,442,028	174,901,452
Less: Allowance for loan losses	3,275,061	1,879,656
Unearned interest and fees	248,437	371,170
Net loans	$229,918,530	172,650,626

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

Changes in the allowance for loan losses are summarized as follows:

	2002	2001	2000
Balance at beginning of year	$1,879,656	2,137,165	2,588,697
Amounts charged off	(476,828)	(1,257,176)	(1,436,467)
Recoveries on amounts previously charged off	283,506	327,531	251,317
Allowance from purchase acquisition	517,252	-	-
Provision charged to operating expenses	1,071,475	672,136	733,618
Balance at end of year	$3,275,061	1,879,656	2,137,165

The Bank was servicing approximately $6,165,000 and $9,071,000 of mortgage loans for the Federal Home Loan Mortgage Corporation at December 31, 2002 and 2001, respectively.

A summary of information pertaining to impaired loans for December 31, 2002, 2001 and 2000 is presented below.

	2002	2001	2000
Impaired loans with a valuation allowance	$3,534,800	1,176,900	6,686,000

Valuation allowances related to impaired loans	$561,300	105,000	1,077,000

Average investment in impaired loans during the year	$2,870,000	5,312,000	1,400,000

There were no impaired loans without a valuation allowance at December 31, 2002, 2001 and 2000.  Additionally, no interest income was recognized on impaired loans during the years ended December 31, 2002, 2001 and 2000.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(5)    Premises and Equipment

Premises and equipment at December 31, 2002 and 2001, are summarized as follows:

	2002	2001
Land and improvements	$1,362,384	1,385,125
Buildings and improvements	7,443,334	7,377,489
Furniture and equipment	5,257,346	4,493,233
	14,063,064	13,255,847
Less: Accumulated depreciation	6,374,146	5,782,657
	$7,688,918	7,473,190

Depreciation expense was $681,615, $536,676 and $597,439 for the years ended December 31, 2002, 2001, and 2000, respectively.

(6)     Deposits

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $32,837,000 and $31,214,000 at December 31, 2002 and 2001, respectively. Deposits from related parties totaled approximately $6,134,000 and $3,920,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of time deposits were as follows (in thousands):

2003	$84,347
2004	16,014
2005	3,937
2006	1,584
2007	5,288
$111,170

(7)     Note Payable

At December 31, 2002, the Company had borrowings of $7,242,326 outstanding under a revolving line of credit which provided for borrowings up to $7,750,000.  Subsequent to December 31, 2002, this line of credit was refinanced into a term note for $7,432,000 which is repayable in forty quarterly principal payments of $185,800 plus accrued interest at the prime rate less 110 basis points (3.15% at the refinance date).  The loan is collateralized by all of the common stock of the Bank.  The loan agreement contains covenants and restrictions pertaining to the maintenance of certain financial ratios, limitations on the incurrence of additional debt, and the declaration of dividends or other capital transactions.

Aggregate maturities are $743,200 for each of the next five years and $3,716,000 thereafter.

(8)     Federal Home Loan Bank Advances and Other Borrowings

The Bank has an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities under the Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are collateralized under a Blanket Floating Lien covering all of the Bank’s 1-4 family first mortgage loans. The Bank may draw advances up to $20,000,000 based on the agreement with the FHLB.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(8)    Federal Home Loan Bank Advances and Other Borrowings, continued

At December 31, 2002, the Bank had fixed and variable rate advances outstanding from FHLB of Atlanta amounting to $14,500,000. The variable rate credit reprices daily.  The following advances, which required monthly interest payments, were outstanding:

Advance	Interest Rate	Maturity	Rate
$750,000	5.50%	December 18, 2008	Fixed
4,000,000	2.28%	July 23, 2003	Fixed
3,500,000	2.07%	January 23, 2003	Fixed
6,250,000	1.30%	Various from October – December 2003	Variable
$14,500,000

At December 31, 2001, the Bank had an advance payable of $875,000 with a fixed interest rate of 5.5% payable monthly and with equal principal payments of $31,250 due quarterly until maturity in 2008.

Additionally, at December 31, 2002, the Bank had unused lines of credit totaling approximately $10,500,000.  Those lines of credit included $5,000,000 for overnight borrowings from financial institutions and $5,500,000 of available credit with the FHLB.

(9)    Employee Benefit Plan

The Company has a profit sharing plan covering substantially all employees, subject to minimum service requirements. The plan complies with the requirements of Section 401(k) of the Internal Revenue Code. The Company will match up to 6% of the participants’ before tax contributions. The Company’s matching contributions amounted to $384,000, $332,000 and $326,000 in 2002, 2001 and 2000, respectively.

(10)  Commitments

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

The Bank generally requires collateral or other security to support financial instruments with credit risk.

	Approximate Contractual Amount
	2002	2001
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$51,847,000	40,918,000
Standby letters of credit and financial guarantees written	$1,107,000	1,790,000

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(10)  Commitments, continued

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit at December 31, 2002, are fully collateralized.

Additionally, the Company has a non-cancellable operating lease agreement assumed in its purchase of ACB for office facilities.  Future minimum lease payments under the lease are as follows:

2003	$133,000
2004	133,000
2005	133,000
2006	133,000
2007	133,000
$665,000

Rent expense was approximately $66,500 for 2002.

(11)   Stockholders’ Equity

The Company redeemed and retired common stock of 41,065 shares for $2,133,645, 7,150 shares for $320,250 and 9,770 shares for $390,800 in 2002, 2001 and 2000, respectively.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2003 without prior approval is limited to 2003 earnings of the Bank.

  (12)  Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
Current	$2,156,220	1,134,992	1,330,889
Utilization of net operating loss	(191,550)	-	-
Deferred	69,943	165,116	242,554
	$2,034,613	1,300,108	1,573,443

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(12)   Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

	2002	2001	2000
Pretax income at statutory rates	$2,021,022	1,393,654	1,624,519
Add (deduct):
Tax-exempt interest income	(190,141)	(177,670)	(151,185)
Nondeductible interest expense	14,062	21,841	20,179
State income taxes and other	189,670	62,283	79,930
	$2,034,613	1,300,108	1,573,443

The following summarizes the sources and expected tax consequences of future taxable deductions (income), which comprise the net deferred tax asset (liability).

	2002	2001
Deferred income tax assets:
Allowance for loan losses	$991,810	450,285
Deferred compensation	53,182	-
Organizational cost	32,154	-
Purchase accounting fair value adjustments:
Time deposits	129,409	-
Operating lease	152,973	-
Net operating losses and credits	397,129	-
Non-accrual loan interest	109,150	74,476
Other	25,933	18,931
Total gross deferred income tax assets	1,891,740	543,692
Deferred income tax liabilities:
Deposit intangible acquired	(88,121)	-
Net unrealized gains on investment securities	(938,503)	(572,431)
Premises and equipment	(842,551)	(764,845)
Total gross deferred income tax liabilities	(1,869,175)	(1,337,276)
Net deferred income tax asset (liability)	$22,565	(793,584)

(13)   Related Party Transactions

The Company conducts transactions with its directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2002:

Beginning balance	$9,362,442
Loans advanced	3,530,741
Repayments	(3,842,428)
Ending balance	$9,050,755

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(14)   Miscellaneous Operating Expenses

Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

	2002	2001	2000
Stationery and supplies	$321,618	265,994	221,094
Data processing	$383,815	269,718	268,401

(15)  Fair Value of Financial Instruments

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

FHLB Advances
The fair value of the FHLB fixed rate borrowings are estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.  For variable rate advances, the carrying amount is a reasonable estimate of fair value.

Note Payable
The Company’s note payable bears interest based on a percentage of the prime rate and as such, the carrying amount approximates the fair value.

Commitments to Extend Credit and Standby Letters of Credit
Because commitments to extend credit and standby letters of credit are made using variable rates, or were recently executed, the fair value is immaterial.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(15)  Fair Value of Financial Instruments, continued

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

	2002		2001
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$13,201	13,201	20,215	20,215
Interest-bearing deposits with other banks	$394	394	500	500
Investment securities	$40,141	40,141	40,073	40,073
Other investments	$1,275	1,275	848	848
Loans and mortgage loans held for sale	$232,250	232,945	175,416	176,024

Liabilities:
Deposits	$233,382	234,630	202,565	204,599
Securities sold under retail repurchase agreements	$16,045	16,045	14,144	14,144
FHLB advances	$14,500	14,660	875	882
Note payable	$7,242	7,242	-	-

  (16)  Regulatory Matters

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

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(16)   Regulatory Matters, continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The consolidated and bank only actual capital amounts and ratios for 2002 and 2001 are also presented in the table below (in thousands).

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2002:
Total Risk-Based Capital (to Risk- Weighted Assets):
Consolidated	$25,234	10.54%	19,092	8.00%	$	N/A	N/A
Bank	$32,650	13.69%	19,078	8.00%		$23,848	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	$22,190	9.29%	9,546	4.00%	$	N/A	N/A
Bank	$29,655	12.44%	9,539	4.00%		$14,309	6.00%
Tier I Capital (to Average Assets):
Consolidated	$22,190	7.52%	11,805	4.00%	$	N/A	N/A
Bank	$29,655	10.12%	11,725	4.00%		$14,656	5.00%
As of December 31, 2001:
Total Risk-Based Capital (to Risk- Weighted Assets):
Consolidated	$27,988	14.27%	15,694	8.00%	$	N/A	N/A
Bank	$27,718	13.86%	16,004	8.00%		$20,005	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	$26,108	13.31%	7,847	4.00%	$	N/A	N/A
Bank	$25,837	12.92%	8,002	4.00%		$12,003	6.00%
Tier I Capital (to Average Assets):
Consolidated	$26,108	10.90%	9,583	4.00%	$	N/A	N/A
Bank	$25,837	10.57%	9,774	4.00%		$12,218	5.00%

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

  (17)        FNB Banking Company (Parent Company Only) Financial Information

Balance Sheets

December 31, 2002 and 2001

Assets

	2002	2001
Cash	$10,299	22,461
Investment in First National Bank of Griffin	35,221,310	26,142,478
Investment securities available for sale	1,055,244	1,543,484
Dividends receivable from subsidiary	548,204	540,403
	$36,835,057	28,248,826

Liabilities and Stockholders’ Equity

Other liabilities	$785,711	666,233
Line of credit	7,242,326	-
Dividends payable	548,204	540,403
Stockholders’ equity	28,258,816	27,042,190
	$36,835,057	28,248,826

Statements of Earnings

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Income:
Interest and dividends	$36,128	39,303	58,995
Other	722,170	1,000	-
Dividends from subsidiary	5,149,930	1,367,993	798,573
	5,908,228	1,408,296	857,568

Other operating expenses	190,284	72,794	78,973

Earnings before income taxes and equity in undistributed earnings of bank subsidiary	5,717,944	1,335,502	778,595

Income tax (expense) benefit	(206,018)	24,001	24,509

Earnings before equity in undistributed earnings of bank subsidiary	5,511,926	1,359,503	803,104

Equity in undistributed earnings of bank subsidiary	-	1,439,370	2,401,451
Dividends received in excess of earnings of bank subsidiary	(1,602,358)	-	-

Net earnings	$3,909,568	2,798,873	3,204,555

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(17)  FNB Banking Company (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Cash flows from operating activities:
Net earnings	$3,909,568	$2,798,873	$3,204,555
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	1,602,358	(1,439,370)	(2,401,451)
Gain on sale of securities	(722,170)	-	-
Change in other assets and liabilities, net	(18,969)	(1,789)	486,779
Net cash provided by operating activities	4,770,787	1,357,714	1,289,883

Cash flows from investing activities:
Proceeds from the sale of securities	1,018,640	-	-
Payment for purchase of subsidiary	(9,858,135)	-	-
Net cash used by investing activities	(8,839,495)	-	-
Cash flows from financing activities:
Borrowings on note payable	7,242,326	-	-
Dividends paid	(1,052,135)	(1,051,323)	(1,023,966)
Purchase and retirement of stock	(2,133,645)	(320,250)	(390,800)
Net cash provided by (used by) financing activities	4,056,546	(1,371,573)	(1,414,766)

Net change in cash	(12,162)	(13,859)	(124,883)

Cash at beginning of the period	22,461	36,320	161,203

Cash at end of the period	$10,299	$22,461	$36,320

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003	FNB BANKING COMPANY (Registrant) By: /s/ J. Charles Copeland J. Charles Copeland President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Charles Copeland and John T. Newton, Jr., or each of them, his attorney-in-fact, each with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10–KSB has been signed by the following persons in the capacities indicated on the 31st day of March 2003.

Signature	Title
/s/ John T. Newton, Jr. John T. Newton, Jr.	Chairman of the Board of Directors
/s/ J. Charles Copeland J. Charles Copeland	President, Treasurer, and Director (principal executive officer)
/s/ Mark A. Flowers Mark A. Flowers	Assistant Treasurer (principal accounting and financial officer)
/s/ James A Mankin James A. Mankin	Director and Secretary
/s/ J. Henry Cheatham, III J. Henry Cheatham, III	Director
/s/ James G. Cheatham James G. Cheatham	Director
/s/ David G. Newton David G. Newton	Director
/s/ C.A. Knowles C.A. Knowles	Director

Index

I, J. Charles Copeland, certify that:

  I have reviewed this annual report on Form 10-KSB of FNB Banking Company;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ J. Charles Copeland J. Charles Copeland President and Chief Executive Officer

Index

I, Mark A. Flowers, certify that:

  I have reviewed this annual report on Form 10-KSB of FNB Banking Company;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Mark A. Flowers Mark A. Flowers Principal Accounting and Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
24.0	A Power of Attorney is set forth on the signature page to this Form 10-KSB.
99.1	Certification Pursuant To 18 U.S.C. Section 1350
99.2	Certification Pursuant To 18 U.S.C. Section 1350