Form 10QSB
period 2003-03-31
FNB BANKING CO
filed 2003-05-12
CIK 757262

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ______________

Commission file number 2-94292

FNB Banking Company
(Exact name of registrant as specified in its charter)

Georgia	58-1479370
(State of Incorporation)	(I.R.S. Employer Identification No.)

318 South Hill Street
Griffin, Georgia 30224
(Address of principal executive offices)

770-227-2251
(Issuer’s Telephone Number, Including Area Code)

State the number of shares outstanding of each of the
 issuer’s classes of common equity, as of the latest practicable date:

Common stock, par value $1 per share: 730,674 shares
outstanding as of May 6, 2003

FNB BANKING COMPANY AND SUBSIDIARY

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at March 31, 2003	3

	Consolidated Statements of Earnings (unaudited) for the Three
	Months Ended March 31, 2003 and 2002	4

	Consolidated Statements of Comprehensive Income (unaudited)
	for the Three Months Ended March 31, 2003 and 2002	5

	Consolidated Statements of Cash Flows (unaudited) for the
	Three Months Ended March 31, 2003 and 2002	6

	Notes to Consolidated Financial Statements (unaudited)	7 - 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10 - 11

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet

March 31, 2003
(Unaudited)

Assets
Cash and due from banks	$25,434,451
Federal funds sold	6,442,989
Cash and cash equivalents	31,877,440
Interest-bearing deposits with other banks	294,000
Investment securities available for sale	36,861,339
Other investments	1,275,100
Mortgage loans held for sale	1,748,600
Loans	230,551,121
Less: Unearned interest and fees	222,125
Allowance for loan losses	3,408,612
Loans, net	226,920,384
Premises and equipment, net	7,562,099
Goodwill	4,401,920
Accrued interest receivable and other assets	2,675,887
$313,616,769

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$41,743,931
Interest-bearing	204,082,239
Total deposits	245,826,170

Retail repurchase agreements	15,963,361
FHLB advances	13,218,750
Note payable	7,246,200
Accrued interest payable and accrued liabilities	2,220,684
Total liabilities	284,475,165
Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized;
730,674 shares issued and outstanding	730,674
Retained earnings	27,040,758
Accumulated other comprehensive income	1,370,172
Total stockholders’ equity	29,141,604
$313,616,769

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
Interest income:
Interest and fees on loans	$4,271,641	3,622,104
Interest on investment securities:
Tax-exempt	123,358	131,160
Taxable	363,514	427,162
Interest on federal funds sold	9,136	39,707
Total interest income	4,767,649	4,220,133
Interest expense:
Deposits and repurchase agreements	852,749	1,289,365
Federal funds purchased and FHLB advances	62,850	-
Notes payable	77,750	11,946
Total interest expense	993,349	1,301,311
Net interest income	3,774,300	2,918,822
Provision for loan losses	147,365	200,804
Net interest income after provision for loan losses	3,626,935	2,718,018
Other operating income:
Service charges on deposit accounts	494,814	456,088
Fees for trust services	30,000	30,000
Gain on sale of investments	2,155	-
Other operating income	217,631	88,042
Total other operating income	744,600	574,130
Other operating expense:
Salaries and employee benefits	1,666,737	1,438,313
Occupancy and equipment	509,454	443,186
Other operating expense	745,449	519,861
Total other operating expense	2,921,640	2,401,360
Earnings before income taxes	1,449,895	890,788
Income taxes	489,423	279,227
Net earnings	$960,472	611,561

Net earnings per common share based on average outstanding
shares of 730,710 and 743,221 in 2003 and 2002, respectively	$1.31	.82

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002

Net earnings	$960,472	611,561
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	23,822	333,484
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(125,593)	-
Reclassification adjustment for (gains) losses on investment securities available for sale	(2,155)	-

Total other comprehensive income (loss), before tax	(103,926)	333,484
Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(9,052)	(126,724)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	47,725	-
Reclassification adjustment for losses on investment securities available for sale	819	-

Total income taxes related to other comprehensive income (loss)	39,492	(126,724)

Total other comprehensive income, net of tax	(64,434)	206,760

Total comprehensive income	$896,038	818,321

See accompanying notes to unaudited consolidated financial statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings	$960,472	611,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	147,365	200,804
Depreciation, amortization and accretion	222,394	160,346
Change in assets and liabilities:
Mortgage loans held for sale	583,250	1,672,565
Interest receivable	17,776	105,843
Interest payable	(33,836)	(61,617)
Other, net	161,172	58,761
Net cash provided by operating activities	2,058,593	2,748,263
Cash flows from investing activities:
Change in interest-bearing deposits with other banks	100,000	-
Proceeds from maturities, calls and paydowns of investment securities available for sale	3,267,617	1,771,482
Purchases of investment securities available for sale	-	(1,690,999)
Net change in loans	2,850,781	(643,419)
Purchases of premises and equipment	(61,634)	(396,096)
Net cash provided by (used by) investing activities	6,156,764	(959,032)
Cash flows from financing activities:
Net change in deposits	12,444,520	996,927
Net change in retail repurchase agreements	(82,090)	(1,609,523)
Proceeds from FHLB advances	6,500,000	-
Proceeds from note payable	3,874	-
Repayments of FHLB advances	(7,781,250)	(31,250)
Payments for remaining shares tendered of ACB	(62,759)	-
Payment of cash dividend	(548,204)	(540,403)
Purchase and retirement of common stock	(13,250)	(1,999,995)
Net cash provided by (used by) financing activities	10,460,841	(3,184,244)
Net change in cash and cash equivalents	18,676,198	(1,395,013)
Cash and cash equivalents at beginning of period	13,201,242	20,214,880
Cash and cash equivalents at end of period	$31,877,440	18,819,867
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,027,185	1,362,928
Cash paid for income taxes	$269,888	-
Noncash investing and financing activities:
Change in accumulated other comprehensive income	$(64,434)	206,760

 See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

(2)	Business Combination

On May 31, 2002, the Company consummated an agreement to acquire all of the outstanding shares of American Community Bank (“ACB”) for approximately $9.9 million in cash ($13.35 per share) plus certain acquisition costs. ACB was a banking corporation based in Stockbridge (Henry County) Georgia with approximately $55.3 million in total assets, $40.8 million in loans and $46.3 million in deposits. The primary reason for the acquisition was to expand the Company’s banking franchise into the high growth area of eastern Henry County, Georgia. The Company accounted for this transaction using the purchase method and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.4 million. ACB was merged into First National Bank of Griffin and is operated as a branch.

The cash proceeds to consummate the purchase were obtained through a combination of borrowings under a line of credit with a correspondent bank and cash dividends paid to the Company by its bank subsidiary, First National Bank of Griffin.

The results of ACB have been included in the Company’s consolidated statements of earnings since May 31, 2002, the date of the acquisition. The following summarized proforma unaudited financial information is presented as if the purchase had occurred at the beginning of the period, and therefore includes adjustments for additional interest expense and amortization of intangibles and other purchase accounting adjustments. The unaudited proforma financial information is not necessarily indicative either of the results of operations that would have occurred had the two companies actually been combined during the period presented or of future results of operations of the combined companies.

Three months ended March 31, 2002
Interest income	$5,102,646
Interest expense	(1,650,461)
Net interest income	3,452,185
Provision for loan losses	(208,804)
Net interest income after provision for loan losses	3,243,381
Other income	651,035
Other expense	(2,848,786)
Earnings before income taxes	1,045,630
Income taxes	(336,921)
Net earnings	$708,709
Net earnings per common share	$.95
Weighted average common shares outstanding	743,221

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(2)	Business Combination, continued

Certain fair value adjustments for deposits which were recorded as purchase accounting adjustments will be amortized over a period of one year and will not be recurring. Net earnings were increased in the above proforma presentations for the amortization of this purchase accounting adjustment as follows:

Three months ended March 31, 2002
Reduction in interest expense	$187,500
Related income taxes	(71,250)
Net earnings effect	$116,250

(3)	Derivative Instruments and Hedging Activities

The fair value of derivatives is recognized in the financial statements as assets or liabilities. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income. The change in fair value of derivative instruments that do not qualify as a hedge is accounted for in the income of the period of the change.

The Company maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation will generally be offset by earnings or loss on the derivative instruments that are linked to the hedged assets and liabilities. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

Derivative instruments that are used as part of the Company’s interest rate risk-management strategy include interest rate swap contracts. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

The Company’s derivative activities are monitored by its asset/liability management function as part of that group’s oversight of asset/liability and treasury functions. This group is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

During the first quarter of 2003, the Company entered into an interest rate swap agreement to partially offset the interest rate risk associated with the loan used to finance the purchase of American Community Bank. The loan amount was $7,432,000 at a floating rate of 110 basis points below prime amortizing over a term of 10 years. The notional amount of the swap is $5,000,000, with an interest rate of 5.75%, also with a term of ten years. The notional amount of the swap, however, is structured to amortize at a slower rate than the loan for the first five years, at which point the loan balance and the swap balance will be equal, and will amortize at the same rate for the remaining five years.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(3)	Derivative Instruments and Hedging Activities, continued

At March 31, 2003, the swap is being accounted for as a cash flow hedge and its fair value is included in other comprehensive income, net of taxes. At March 31, 2003, the Company recorded a liability for $125,593 to reflect the fair value of the swap. No hedge ineffectiveness from this cash flow hedge was recognized in the consolidated statement of earnings.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For the Three Months in the Periods Ended March 31, 2003 and 2002

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

Financial Condition

Total assets at March 31, 2003, were $313.6 million, representing a $12.1 million (4%) increase from December 31, 2002. Deposits increased $12.4 million (5%) from December 31, 2002. Loans (gross) decreased $2.9 million (1%). The allowance for loan losses at March 31, 2003, totaled $3.4 million, representing 1.5% of total loans compared to December 31, 2002 total of $3.3 million representing 1.4% of total loans. Cash and cash equivalents increased $18.7 million from December 31, 2002.

The following summarizes non-performing assets:

	March 31, 2003	December 31, 2002
Other real estate and repossessions	$78,800	-
Accruing loans 90 days or more past due	-	33,000
Non-accrual loans	3,827,300	3,534,800

	$3,906,100	3,567,800

The total of non-accrual loans increased 8.3% or $292,500 from $3,534,800 at December 31, 2002 to $3,827,300 at March 31, 2003. The increase is the net result of the following changes:

Balance at December 31, 2002	$3,534,800
Loans reclassified to non-accrual in 2003	590,900
Loans with improved performance and placed back on accrual status during 2003	(152,200)
Payments received on non-accrual loans during 2003	(108,900)
Non-accrual loans that were charged-off during 2003	(37,300)

$3,827,300

Other real estate at March 31, 2003, consisted of one property with a modular home on 2.5 acres of land. The Company expects no loss on the disposition of the other real estate.

In April 2003, non-accrual loans decreased by $943,000 as a result of liquidating the collateral associated with one of the non-accrual loans. Approximately $59,000 was charged off in connection with the liquidation.

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in June 2002. All recommendations by the regulatory authority that, in management’s opinion, would have a material effect on the Company’s liquidity, capital resources or operations have been implemented.

Results of Operations

For the three months ended March 31, 2003, the Company reported net earnings of $960,472, or $1.31 per share, compared to $611,561, or $.82 per share, for the same period in 2002.

Net interest income is the primary source of the Company’s operating income. Net interest income increased approximately $855,500 (29.3%) in the first three months of 2003 compared to the same period for 2002. Interest income for the first three months of 2003 was $4.8 million, representing an increase of $548,000 (13%) over the same period in 2002. Interest expense for the first three months of 2003 decreased $308,000 (23.7%) compared to the same period in 2002. The increase in net interest income during the first three months of 2003 compared to the same period in 2002 is primarily due to the volume increases associated with the ACB agreement  in the second quarter of 2002, although the margin increase did account for 20% of the increase. For the three months ended March 31, 2003, the net interest margin was 5.49% compared to 5.01% during the first quarter of 2002.

The provision for loan losses for the first three months of 2003 decreased approximately $53,400 compared to the same period for 2002. For the three months ended March 31, 2003, the Bank experienced net loan charge-offs of approximately $37,300, compared to net charge-offs of $120,000 for the corresponding three-month period in 2002. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income increased for the three months ended March 31, 2003 by approximately $170,500, or 29.7%, compared to the same period in 2002, primarily due to a $78,500 increase in gains on mortgage loans sold as the refinance market volume is high due to low interest rates. The inclusion of ACB data in the three-month period ended March 31, 2003, accounts for the majority of the balance of the increase.

Other operating expenses for the first three months of 2003 increased approximately $520,300 (21.7%) compared to the first three months in 2002. Salaries and benefit expenses increased approximately $228,400 (15.9%); occupancy expenses increased approximately $66,300 (15.0%) and all other operating expenses increased by approximately $225,600 (43.3%). All of these increases are primarily due to the inclusion of the American Community Bank data, which is not included in the first quarter of 2002 as the acquisition did not occur until the second quarter of 2002. Additionally, losses on deposit account fraud and other losses increased the operating expense by $90,000 in 2003 compared to 2002.

Income tax expense, expressed as a percentage of earnings before income taxes, increased to 34% for the period ended March 31, 2003 compared to 31% for the same period in 2002 as tax exempt income expressed as a percentage of pretax earnings decreased in 2003.

Capital

The following tables present FNB Banking Company’s consolidated regulatory capital position at March 31, 2003:

Risk-Based Capital Ratios
Tier 1 Capital, Actual	9.5%
Tier 1 Capital minimum requirement	4.0%

Excess	5.8%

Total Capital, Actual	10.7%
Total Capital minimum requirement	8.0%

Excess	2.7%

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets
(“Leverage Ratio”)	7.6%
Minimum leverage requirement	3.0%

Excess	4.6%

Item 3.

Controls and Procedures

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

PART II.   OTHER INFORMATION

FNB BANKING COMPANY AND SUBSIDIARY

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibit - The following exhibits are filed with this report.
99.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

b)	None

FNB BANKING COMPANY AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB BANKING COMPANY

By: /s/ J. Charles Copeland
J. Charles Copeland, President
(Chief Executive Officer)

Date: May 12, 2003

By:_/s/ Mark Flowers
Mark Flowers, Assistant Treasurer
(Chief Accounting Officer)

Date: May 12, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

This Certificate is being delivered pursuant to the requirements of Section 1350 of Chapter 63 (Mail Fraud) of Title 18 (Crimes and Criminal Procedures) of the United States Code and shall not be relied on by any person for any other purpose.

The undersigned, who are the Chief Executive Officer and Chief Financial Officer, respectively, of FNB Banking Company (the “Company”), hereby each certify as follows:

The Quarterly Report on Form 10-QSB of the Company (the “Report”) for the period ended March 31, 2003, which accompanies this Certificate, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and all information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 12th day of May 2003

  /s/ J. Charles Copeland
J. Charles Copeland, President
(Chief Executive Officer)

 / s/ Mark Flowers
Mark Flowers, Assistant Treasurer
 (Chief Financial Officer)