Form 10-Q
period 2003-06-30
FNB BANKING CO
filed 2003-08-14
CIK 757262

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Common stock, par value $1 per share: 730,906 shares
outstanding as of August 12, 2003

FNB BANKING COMPANY AND SUBSIDIARY

INDEX

		Page No.

PART I	FINANCIAL INFORMATION	3 - 8

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at June 30, 2003	3

	Consolidated Statements of Earnings (unaudited) for the Three
	Months and the Six Months Ended June 30, 2003 and 2002	4

	Consolidated Statements of Comprehensive Income (unaudited)
	for the Three Months and the Six Months Ended June 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows (unaudited) for the
	Six Months Ended June 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements (unaudited)	7 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9 - 12

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2003
(Unaudited)

Assets
Cash and due from banks	$17,876,588
Federal funds sold	13,038,593
Cash and cash equivalents	30,915,181
Investment securities available for sale	40,537,313
Other investments	1,255,000
Mortgage loans held for sale	2,468,250
Loans	227,535,191
Less: Unearned income	189,291
Allowance for loan losses	3,367,455
Loans, net	223,978,445
Premises and equipment, net	7,511,522
Goodwill	4,401,920
Other assets	2,025,368
$313,092,999
Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$40,804,083
Interest-bearing	203,538,739
Total deposits	244,342,822

Securities sold under retail repurchase agreements	16,222,242
FHLB advances	13,187,500
Notes payable	7,060,400
Other liabilities	2,391,487
Total liabilities	283,204,451
Stockholders’ equity: Common stock, $1 par value; authorized 5,000,000 shares; 730,906 shares issued and outstanding	730,906
Retained earnings	27,465,488
Accumulated other comprehensive income, net of tax	1,692,154
Total stockholders’ equity	29,888,548
$313,092,999

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
Interest income:
Loans	$4,265,022	3,899,580	8,536,663	7,521,684
Investment securities:
Tax exempt	126,350	131,122	249,708	262,282
Taxable	366,853	419,906	730,367	847,068
Federal funds sold	36,961	34,554	46,097	74,261
Total interest income	4,795,186	4,485,162	9,562,835	8,705,295

Interest expense:
Deposits and retail purchase agreements	903,077	1,187,375	1,755,826	2,476,740
Federal funds purchased and FHLB advances	71,513	-	134,363	-
Notes payable	90,274	11,500	168,024	23,446
Total interest expense	1,064,864	1,198,875	2,058,213	2,500,186
Net interest income	3,730,322	3,286,287	7,504,622	6,205,109
Provision for loan losses	155,936	566,083	303,301	766,887
Net interest income after provision for loan losses	3,574,386	2,720,204	7,201,321	5,438,222
Other operating income:
Service charges on deposit accounts	528,510	497,780	1,023,324	953,868
Fees for trust services	42,000	40,000	72,000	70,000
Securities gains (losses)	-	847,760	2,155	847,760
Other operating income	268,652	100,480	486,283	259,936
Total other operating income	839,162	1,486,020	1,583,762	2,131,564
Other operating expense:
Salaries and other personnel expense	1,704,229	1,596,566	3,370,966	3,034,879
Net occupancy and equipment expense	511,327	484,661	1,020,781	927,847
Other operating expense	742,640	604,954	1,488,089	1,196,229
Total other operating expense	2,958,196	2,686,181	5,879,836	5,158,955
Earnings before income taxes	1,455,352	1,520,043	2,905,247	2,410,831
Income taxes	491,462	527,810	980,885	807,037
Net earnings	$963,890	992,233	1,924,362	1,603,794
Earnings per common share based on average outstanding shares of 730,772, 732,075, 730,742 and 737,548, respectively:
Net earnings per share	$1.32	1.36	2.63	2.17
Dividends declared per common share	$.75	.70	.75	.70

 See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
Net earnings
Other comprehensive income (loss), net of tax:	$963,890	992,233	1,924,362	1,603,794
Unrealized holding gains (losses) on investment securities available for sale arising during the period	633,172	808,573	656,995	1,142,057
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(113,847)	-	(239,440)	-
Reclassification adjustment for (gains) losses on investment securities available for sale	-	(847,760)	(2,155)	(847,760)
Total other comprehensive income (loss), before tax	519,325	(39,187)	415,400	294,297
Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(240,605)	(307,258)	(249,658)	(433,982)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	43,262	-	90,987	-
Reclassification adjustment for losses on investment securities available for sale	-	322,149	819	322,149
Total income taxes related to other comprehensive income (loss)	(197,343)	14,891	(157,852)	(111,833)
Total other comprehensive income, net of tax	321,982	(24,296)	257,548	182,464
Total comprehensive income	$1,285,872	967,937	2,181,910	1,786,258

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

       For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$1,924,362	1,603,794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	303,301	766,887
Gain on sale of investment securities	(2,155)	(847,760)
Depreciation, amortization and accretion	82,641	345,377
Change in assets and liabilities, net of effects from purchase acquisition in 2002:
Other, net	175,320	307,608
Mortgage loans held for sale	(136,400)	2,565,305
Net cash provided by operating activities	2,347,069	4,741,211
Cash flows from investing activities, net of effects from purchase acquisition in 2002:
Payment for purchase of subsidiary, net of cash acquired of $5,993,138 in 2002	(110,729)	561,735
Proceeds from sale of other investments	20,100	-
Change in interest bearing deposits with other banks	394,000	-
Proceeds from sales of investment securities	-	4,584,598
Proceeds from maturities, calls and paydowns of investment securities available for sale	7,305,000	5,557,879
Purchases of investment securities available for sale	(7,108,039)	(6,123,796)
Net change in loans	5,636,784	(3,959,759)
Purchases of premises and equipment	(202,490)	(574,769)
Net cash provided (used) by investing activities	5,934,626	45,888
Cash flows from financing activities, net of effects from purchase acquisition:
Net change in federal funds purchased	-	2,500,000
Net change in deposits	11,302,081	(7,059,493)
Net change in securities sold under retail repurchase agreements	176,791	(5,159,116)
Repayments of note payable, net of advances of $3,874	(181,926)	-
Advances under notes payable	-	2,700,000
Repayments of FHLB advances	(7,812,500)	(62,500)
Proceeds from FHLB advances	6,500,000	-
Purchase and retirement of common stock	(13,250)	(2,128,875)
Proceeds from sale of common stock	9,252	-
Dividends paid	(548,204)	(540,403)
Net cash provided (used) by financing activities	9,432,244	(9,750,387)
Net change in cash and cash equivalents	17,713,939	(4,963,288)
Cash and cash equivalents at beginning of period	13,201,242	20,214,880
Cash and cash equivalents at end of period	$30,915,181	15,251,592
Supplemental cash flow information:
Cash paid for income taxes	$1,107,000	381,000
Cash paid for interest	$2,132,891	2,598,934
Noncash investing and financing activities:
Change in components of comprehensive income	$257,548	182,464

On May 31, 2002, the Company purchased all of the capital stock of American Community Bank (Stockbridge, GA) for $10,061,654, including certain acquisition costs, of which $5,431,403 was paid in cash and at June 30, 2002, $4,630,251 was payable upon the tendering of all remaining shares.  In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$60,680,351
Liabilities assumed	50,618,697
Cash consideration to be given	10,061,654
Less amount payable at June 30, 2002	4,630,251
Cash paid through June 30, 2002	$5,431,403

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)         Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

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

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Interest income	$5,076,685	10,179,332
Interest expense	(1,353,595)	(3,004,056)
Net interest income	3,723,090	7,175,276
Provision for loan losses	(582,083)	(790,887)
Net interest income after provision for loan losses	3,141,007	6,384,389
Other income	1,537,721	2,188,756
Other expense	(3,123,936)	(5,972,721)
Earnings before income taxes	1,554,792	2,600,424
Income taxes	(544,709)	(877,511)
Net earnings	$1,010,083	1,722,913
Net earnings per common share	$1.38	2.34
Weighted average common shares outstanding	732,075	737,548

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(2)          Business Combination, continued

Certain fair value adjustments for deposits which were recorded as purchase accounting adjustments will be amortized over a period of one year and will not be recurring.  Net earnings were increased in the above proforma presentations for the amortization of this purchase accounting adjustment as follows:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Reduction in interest expense	$187,500	375,000
Related income taxes	(71,250)	(142,500)
Net earnings effect	$116,250	232,500

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

At June 30, 2003, the swap is being accounted for as a cash flow hedge and its fair value is included in other comprehensive income, net of taxes.  At June 30, 2003, the Company recorded a liability for $239,440 to reflect the fair value of the swap.  No hedge ineffectiveness from this cash flow hedge was recognized in the consolidated statement of earnings.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Six Months in the Periods Ended
June 30, 2003 and 2002

Forward-Looking Statements

This discussion may contain forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties.  Although the Company believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to:  economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company’s credit customers;  all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Financial Condition

Total assets at June 30, 2003, were $313.1 million representing a $11.6 million (3.85%) increase from December 31, 2002. Deposits, including retail repurchase agreements, increased $11.1 million (4.47%) from December 31, 2002. Gross loans decreased $5.9 million (2.53%). The allowance for loan losses at June 30, 2003, totaled $3.37 million, representing 1.48% of total loans compared to the December 31, 2002, total of $3.2 million representing 1.40% of total loans. Cash and cash equivalents increased $17.7 million from December 31, 2002.

The following summarizes non-performing assets:

	June 30, 2003	March 31, 2003	December 31, 2002
Other real estate and repossessions	$-	78,800	-
Accruing loans 90 days or more past due	122,000	-	33,000
Non-accrual loans	2,892,900	3,827,300	3,534,800
	$3,014,900	3,906,100	3,567,800

Non-accrual loans decreased $934,400 million (24%) from March 31, 2003 to June 30, 2003.  The decrease is the net result of several transactions outlined as follows:

Balance at March 31, 2003	$3,827,300
Loans reclassified as non-accrual	81,500
Loans with improved performance and placed back on accrual status	-
Payments on non-accrual loans	(954,900)
Non-accrual loans that were charged off	(61,000)
$2,892,900

A total of $1,001,325 of valuation allocation was maintained in the allowance for loan losses at June 30, 2003, for non-performing loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

For the Six Months in the Periods Ended
June 30, 2003 and 2002

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in June 2002.  All recommendations by the regulatory authority that, in management’s opinion would have a material effect on the Company’s liquidity, capital resources or operations have been implemented.

Results of Operations

For the six months ended June 30, 2003, the Company reported net earnings of $1.9 million or $2.63 per share, compared to $1.6 million, or $2.17 per share, for the same period in 2002.  Net earnings for the three months ended June 30, 2003, decreased $28,300 or 2.9%, compared to the same period in 2002.

Net interest income increased $1.3 million (20.94%) in the first six months of 2003 compared to the same period for 2002. Interest income for the first six months of 2003 was $9.6 million, representing an increase of $857,500 (9.85%) over the same period in 2002. Interest expense for the first six months of 2003 decreased $442,000 (17.68%) compared to the same period in 2002.  The primary reason for the increase in net interest income for the six-month period ended June 30, 2003, versus the same period of 2002 was a 30% increase in the net interest bearing assets from 2002 to 2003 due to  the acquisition of American Community Bank.  At June 30, 2003, the net interest margin was 5.41% versus 5.51% at June 30, 2002.  Since December 31, 2002, the net interest margin has decreased 19 basis points as deposits were repriced at lower rates in connection with the overall general interest rate decreases.

The provision for loan losses for the six months of 2003 decreased $464,000 compared to the same period for 2002.  The decrease in the provision for loan losses was attributable to a decrease in the level of non-performing loans and an overall decrease in outstanding loan balances.  Net loan charge-offs for the six months ended June 30, 2003, were $211,000, compared to $186,000, for the same period in 2002.  It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there is no assurance that this will be the case.

Other operating income decreased for the six months ended June 30, 2003, by $547,800 or 25.7%, compared to the same period in 2002, primarily due to a decrease of $845,600 in security gains which was offset by increases of $69,500 in service charges on deposit accounts due an increase in the number of deposit accounts, a $177,000 increase in mortgage origination income, and a $26,000 increase in ATM and debit card income.  All of these increases except increases in mortgage origination income are primarily due to the inclusion of the American Community Bank operations in 2003 totals.

Other operating expenses for the six months of 2003 increased $721,000 (13.98%) compared to the first six months in 2002.  Included in the increase for the six months ended June 30, 2003, compared to the same period of 2002 was an increase of $336,100 in salaries and benefits for personnel, a $93,000 increase in occupancy expense, increases of deposit account fraud and other losses of $90,000, postage expenses increases of $48,000 and various other expenses.  Except for the deposit account fraud, these expenses increased principally due to the inclusion of American Community Bank in the 2003 operating results.  Totals for operating results for 2002 included American Community Bank for only one month as the acquisition date was May 30, 2002.

Income tax expense expressed as a percentage of pretax earnings remained constant at 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

For the Six Months in the Periods Ended
June 30, 2003 and 2002

Capital

The following tables present FNB Banking Company’s regulatory capital position at June 30, 2003:

Risk-Based Capital Ratios	Consolidated	Bank Only
Tier 1 Tangible Capital, Actual	9.79%	12.70%
Tier 1 Tangible Capital minimum requirement	4.00%	4.00%
Excess	5.79%	8.70%

Total Capital, Actual	11.04%	13.95%
Total Capital minimum requirement	8.00%	8.00%
Excess	3.04%	5.95%

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	7.75%	10.08%
Minimum leverage requirement	3.00%	3.00%
Excess	4.75%	7.08%
	===	===

Item 3.

Controls and Procedures

Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) as of June 30, 2003.  Based on, and as of the date of,  that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective in accumulating and communicating information to our management, including our President and CEO and CFO, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in reports that we file or submit under all applicable federal securities law is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

          FNB BANKING COMPANY AND SUBSIDIARY

Item 1.	Legal Proceedings

	None

Item 2.	Changes in Securities and Use of Proceeds

	None

Item 3.	Defaults Upon Senior Securities

	None

Item 4.	Submission of Matters to a Vote of Security Holders

	(a)	FNB Banking Company's annual meeting of stockholders was held on April 3, 2003

	(b)	The following is a summary of matters submitted to a vote of security holders:
1. The election* of the following directors to serve the current year term:

               C.A. Knowles
               James A. Mankin
               John T. Newton, Jr.
               David G. Newton
               J. Henry Cheatham, III
               J. Gilliam Cheatham
               J. Charles Copeland

		A tabulation of votes concerning the above issues is as follows:
			Director Election
		Shares voted by proxy in favor	467,758
		Shares voted in person in favor	134,985
		Shares voted in person against	-
		Shares withheld from voting	432

		Total shares represented	603,175

		Total Shares outstanding	730,674

		* - Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	a)	Exhibit - The following exhibits are filed with this report.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	b)	Reports on Form 8-K - none

FNB BANKING COMPANY AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FNB BANKING COMPANY

By: /s/ J. Charles Copeland
J. Charles Copeland, President
(Chief Executive Officer)

Date: August 14, 2003

By:_/s/ Mark Flowers
Mark Flowers, Assistant Treasurer
(Chief Accounting Officer)

Date: August 14, 2003