Form 10QSB
period 2003-09-30
FNB BANKING CO
filed 2003-11-14
CIK 757262

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Common stock, par value $1 per share: 730,906 shares
outstanding as of November 13, 2003

FNB BANKING COMPANY AND SUBSIDIARY

INDEX

		Page No.

PART I	FINANCIAL INFORMATION	3 - 8

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) at September 30, 2003	3

	Consolidated Statements of Earnings (unaudited) for the Three
	Months and the Nine Months Ended September 30, 2003 and 2002	4

	Consolidated Statements of Comprehensive Income (unaudited)
	for the Three Months and the Nine Months Ended September 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows (unaudited) for the
	Nine Months Ended September 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements (unaudited)	7 - 8

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9 - 12

Item 3.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Changes in Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits and Reports on Form 8-K	13

SIGNATURES		14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet
September 30, 2003
(Unaudited)

Assets
Cash and due from banks	$14,725,840
Federal funds sold	2,013,112

Cash and cash equivalents	16,738,952

Investment securities available for sale	40,537,457
Other investments	1,255,000
Mortgage loans held for sale	1,779,230

Loans	231,817,813
Less: Unearned income	207,528
Allowance for loan losses	3,397,241

Loans, net	228,213,044

Premises and equipment, net	7,426,975
Goodwill	4,401,920
Other assets	2,757,530

$303,110,108
Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$39,893,106
Interest-bearing	202,344,308

Total deposits	242,237,414

Securities sold under retail repurchase agreements	14,438,788
FHLB advances	7,656,250
Notes payable	6,874,600
Other liabilities	1,507,159

Total liabilities	272,714,211

Stockholders’ equity: Common stock, $1 par value; authorized 5,000,000 shares; 730,906 shares issued and outstanding	730,906
Retained earnings	28,420,247
Accumulated other comprehensive income, net of tax	1,244,744

Total stockholders’ equity	30,395,897

$303,110,108

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income:
Loans	$4,210,772	4,501,811	12,747,435	12,023,495
Investment securities:
Tax exempt	133,562	130,594	383,270	392,876
Taxable	338,512	446,540	1,068,879	1,293,608
Federal funds sold	18,894	8,329	64,991	82,590
Total interest income	4,701,740	5,087,274	14,264,575	13,792,569

Interest expense:
Deposits and retail purchase agreements	993,765	1,063,672	2,749,591	3,540,412
Federal funds purchased and FHLB advances	73,100	51,111	207,463	74,557
Notes payable	87,761	57,616	255,785	57,616
Total interest expense	1,154,626	1,172,399	3,212,839	3,672,585
Net interest income	3,547,114	3,914,875	11,051,736	10,119,984
Provision for loan losses	159,822	93,160	463,123	860,047
Net interest income after provision for loan losses	3,387,292	3,821,715	10,588,613	9,259,937
Other operating income:
Service charges on deposit accounts	570,774	515,059	1,594,098	1,468,927
Fees for trust services	66,000	60,000	138,000	130,000
Securities gains (losses)	4,484	-	6,639	847,760
Other operating income	284,157	263,511	770,440	566,368
Total other operating income	925,415	838,570	2,509,177	3,013,055
Other operating expense:
Salaries and other personnel expense	1,681,963	1,669,342	5,052,929	4,704,221
Net occupancy and equipment expense	497,819	558,734	1,518,600	1,486,581
Other operating expense	708,711	632,495	2,196,800	1,871,645
Total other operating expense	2,888,493	2,860,571	8,768,329	8,062,447
Earnings before income taxes	1,424,214	1,799,714	4,329,461	4,210,545
Income taxes	471,803	629,094	1,452,688	1,436,131
Net earnings	$952,411	1,170,620	2,876,773	2,774,414
Earnings per common share based on average outstanding shares of 730,772, 731,045, 730,798 and 735,408, respectively:
Net earnings per share	$1.30	1.60	3.94	3.77
Dividends declared per common share	$-	-	.75	.70

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

       For the Three Months and the Nine Months Ended September 30, 2003 and 2002
       (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings
Other comprehensive income (loss), net of tax:	$952,411	1,170,620	2,876,773	2,774,414

Unrealized holding gains (losses) on investment securities available for sale arising during the period	(837,939)	807,694	(180,944)	1,949,750
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	120,794	-	(118,646)	-
Reclassification adjustment for (gains) losses on investment securities available for sale	(4,484)	-	(6,639)	(847,760)
Total other comprehensive income (loss), before tax	(721,629)	807,694	(306,229)	1,101,990
Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	318,417	(306,924)	68,760	(740,905)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(45,902)	-	45,085	-
Reclassification adjustment for losses on investment securities available for sale	1,704	-	2,522	322,149
Total income taxes related to other comprehensive income (loss)	274,219	(306,924)	116,367	(418,756)
Total other comprehensive income, net of tax	(447,410)	500,770	(189,862)	683,234
Total comprehensive income	$505,001	1,671,390	2,686,911	3,457,648

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

       For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings	$2,876,773	2,774,414
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	463,123	860,047
Depreciation, amortization and accretion	282,168	557,130
Gain on sale of investment securities	(6,639)	(847,760)
Gain on sale of premises	-	(99,143)
Change in assets and liabilities, net of effects from purchase acquisition in 2002:
Other, net	(467,115)	1,300,697
Mortgage loans held for sale	552,620	1,661,480
Net cash provided by operating activities	3,700,930	6,206,865
Cash flows from investing activities, net of effects from purchase acquisition in 2002:
Payment for purchase of subsidiary, net of cash acquired of $5,993,138 in 2002	(125,458)	(3,697,869)
Proceeds from sale of other investments	20,100	-
Change in interest bearing deposits with other banks	394,000	300,000
Proceeds from sales of investment securities	216,011	4,584,598
Proceeds from maturities, calls and paydowns of investment securities available for sale	9,701,097	7,513,609
Purchases of investment securities available for sale	(10,604,771)	(6,123,796)
Net change in loans	1,242,363	(6,771,103)
Purchases of premises and equipment	(284,714)	(711,815)
Proceeds from sale of premises	-	121,884
Net cash provided (used) by investing activities	558,628	(4,784,492)
Cash flows from financing activities, net of effects from purchase acquisition in 2002:
Net change in deposits	9,196,673	(11,801,387)
Net change in securities sold under retail repurchase agreements	(1,606,663)	(626,976)
Repayments of note payable, net of advances of $3,874	(367,726)	-
Advances under notes payable	-	7,083,500
Proceeds from FHLB advances	6,500,000	7,500,000
Repayments of FHLB advances	(13,343,750)	(2,593,750)
Purchase and retirement of common stock	(13,250)	(2,128,875)
Proceeds from sale of common stock	9,252	-
Dividends paid	(1,096,384)	(1,052,135)
Net cash provided (used) by financing activities	(721,848)	(3,619,623)
Net change in cash and cash equivalents	3,537,710	(2,197,250)
Cash and cash equivalents at beginning of period	13,201,242	20,214,880
Cash and cash equivalents at end of period	$16,738,952	18,017,630
Supplemental cash flow information:
Cash paid for income taxes	$1,387,000	771,000
Cash paid for interest	$3,299,933	3,824,182
Noncash investing and financing activities:
Change in components of comprehensive income	$(189,862)	683,234

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

       For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

On May 31, 2002, the Company purchased all of the capital stock of American Community Bank (Stockbridge, GA) for $10,061,654, including certain acquisition costs, of which $5,431,403 was paid in cash and at September 30, 2002, $370,647 was payable upon the tendering of all remaining shares.  In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$60,680,351
Liabilities assumed	50,618,697
Cash consideration to be given	10,061,654
Less amount payable at September 30, 2002	370,647
Cash paid through September 30, 2002	$9,691,007

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

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

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Interest income	$5,087,274	15,266,606
Interest expense	(1,202,528)	(4,206,584)
Net interest income	3,884,746	11,060,022
Provision for loan losses	(93,160)	(884,047)
Net interest income after provision for loan losses	3,791,586	10,175,975
Other income	838,570	3,027,326
Other expense	(2,860,791)	(8,833,512)
Earnings before income taxes	1,769,365	4,369,789
Income taxes	(617,494)	(1,495,005)
Net earnings	$1,151,871	2,874,784
Net earnings per common share	$1.58	3.91
Weighted average common shares outstanding	731,045	735,408

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued
(Unaudited)

(2)     Business Combination, continued

Certain fair value adjustments for deposits which were recorded as purchase accounting adjustments will be amortized over a period of one year and will not be recurring.  Net earnings were increased in the above proforma presentations for the amortization of this purchase accounting adjustment as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Reduction in interest expense	$187,500	375,000
Related income taxes	(71,250)	(142,500)
Net earnings effect	$116,250	232,500

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

At September 30, 2003, the swap is being accounted for as a cash flow hedge and its fair value is included in other comprehensive income, net of taxes.  At September 30, 2003, the Company recorded a liability for $118,646 to reflect the fair value of the swap.  No hedge ineffectiveness from this cash flow hedge was recognized in the consolidated statement of earnings.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           For the Nine Months in the Periods Ended
           September 30, 2003 and 2002

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

Financial Condition

Total assets at September 30, 2003, were $303.1 million representing a $1.6 million (.53%) increase from December 31, 2002. Deposits, including retail repurchase agreements, increased $7.2 million (2.91%) from December 31, 2002. Gross loans decreased $1.6 million (.70%). The allowance for loan losses at September 30, 2003, totaled $3.4 million, representing 1.47% of total loans compared to the December 31, 2002, total of $3.2 million representing 1.40% of total loans. Cash and cash equivalents increased $3.5 million from December 31, 2002.

The following summarizes non-performing assets:

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002
Other real estate and repossessions	$19,000	-	78,800	-
Accruing loans 90 days or more past due	36,000	122,000	-	33,000
Non-accrual loans	2,677,900	2,892,900	3,827,300	3,534,800
	$2,732,900	3,014,900	3,906,100	3,567,800

Non-accrual loans decreased $215,000 (7.4%) from June 30, 2003 to September 30, 2003.  The decrease is the net result of several transactions outlined as follows:

Balance at June 30, 2003	$2,892,900
Loans reclassified as non-accrual	53,200
Loans with improved performance and placed back on accrual status	-
Payments on non-accrual loans	(113,500)
Non-accrual loans that were charged off	(154,700)
$2,677,900

A total of approximately $862,000 of valuation allocation was maintained in the allowance for loan losses at September 30, 2003, for non-performing loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

           For the Nine Months in the Periods Ended
September 30, 2003 and 2002

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in September 2003.  There were no recommendations by the regulatory authority that, in management’s opinion would have a material effect on the Company’s liquidity, capital resources or operations have been implemented.

Results of Operations

For the nine months ended September 30, 2003, the Company reported net earnings of $2.9 million or $3.94 per share, compared to $2.8 million, or $3.77 per share, for the same period in 2002.  Net earnings for the three months ended September 30, 2003, decreased $218,209 or 19%, compared to the same period in 2002 primarily due to a drop in the interest margin.

Net interest income increased $931,752 million (9.2%) in the first nine months of 2003 compared to the same period in 2002. Interest expense for the first nine months of 2003 decreased $459,746 (12.5%) compared to the same period in 2002.  The primary reason for the increase in net interest income for the nine-month period ended September 30, 2003, versus the same period of 2002 was an increase in the volume of net interest bearing assets due in large part to the acquisition of American Community Bank.  At September 30, 2003, the net interest margin was 5.35% versus 5.72% at September 30, 2002.  Since December 31, 2002, the net interest margin has decreased 25 basis points as variable loan rates have fallen faster than the deposit rates in an environment of declining interest rates.

The provision for loan losses for the nine months of 2003 decreased $396,924 compared to the same period for 2002.  The decrease in the provision for loan losses was attributable to a decrease in the level of non-performing loans and an overall decrease in outstanding loan balances.  Net loan charge-offs for the nine months ended September 30, 2003, were $341,000, compared to $170,000, for the same period in 2002.  It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there is no assurance that this will be the case.

Other operating income decreased for the nine months ended September 30, 2003, by $503,878 or 16.7%, compared to the same period in 2002, primarily due to a decrease of $841,000 in gains on sales of investment securities offset by an increase of $249,000 in mortgage origination income and a $49,000 increase in ATM and debit card income.

Other operating expenses for the nine months of 2003 increased $705,882 (8.76%) compared to the first nine months in 2002.  Included in the increase for the nine months ended September 30, 2003, compared to the same period of 2002, was an increase of $349,000 in salaries and employee benefits, a $32,000 increase in occupancy expense, an increase of deposit fraud and other losses of $90,000, postage expense increase of $56,000 and various other expense category increases.    Except for the deposit account fraud, these expenses increased principally due to the inclusion of American Community Bank in the 2003 operation results.  Totals for operating results for 2002 included American Community Bank for only four months as the acquisition was May 31, 2002.

Income tax expense expressed as a percentage of pretax earnings remained constant at 34%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

           For the Nine Months in the Periods Ended
September 30, 2003 and 2002

Capital

The following tables present FNB Banking Company’s regulatory capital position at September 30, 2003:

Risk-Based Capital Ratios	Consolidated	Bank Only
Tier 1 Tangible Capital, Actual	9.85%	12.51%
Tier 1 Tangible Capital minimum requirement	4.00%	4.00%
Excess	5.85%	8.51%

Total Capital, Actual	11.10%	13.76%
Total Capital minimum requirement	8.00%	8.00%
Excess	3.10%	5.76%

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	8.16%	10.38%
Minimum leverage requirement	3.00%	3.00%
Excess	5.16%	8.38%
	===	===

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

                    a)    Exhibits – The following exhibits are filed with this report.
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

FNB BANKING COMPANY

By: /s/ J. Charles Copeland
J. Charles Copeland, President
(Principal Executive Officer)

Date: November 14, 2003

By:_/s/ Mark Flowers
Mark Flowers, Assistant Treasurer
(Principal Accounting Officer)

Date: November 14, 2003