Form 10KSB
period 2003-12-31
FNB BANKING CO
filed 2004-03-25
CIK 757262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

or

☐     Transition Report Pursuant to Section13 or 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

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

State the issuer’s revenue for its most recent fiscal year: $22,353,127.

State the aggregate market value of the voting and non-voting Common Stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  as of February 26, 2004, there were 714,878 shares of common stock, $1.00 par value (the “Common Stock”), having an aggregate market value of $39,318,290 (based upon approximate market value of $55/share) (the last sales price known to the Registrant for the Common Stock, for which there is no established trading market).

State the number of shares outstanding of each of the issuer’s classes of Common Stock as of the latest practicable date:  As of February 26, 2004, there were 714,878 shares outstanding of the Registrant’s Common Stock.

Transitional Small Business Disclosure Format (check one):

Yes ____                No   X

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

                At December 31, 2003, the Company’s total assets were $302,037,951, compared to $301,493,265 at year-end 2002.  Over the past 5 years, total assets of the Company have grown by $99,256,036 representing an increase of 48.9%.

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

Deposits

                The Bank offers a full range of depository accounts and services to both consumers and businesses.  At December 31, 2003, the Bank’s deposit base, totaling approximately $238 million, consisted of $39 million in non-interest bearing demand deposits (16% of total deposits), $63 million in interest bearing demand deposits (including money market accounts) (27% of total deposits), $25 million in savings deposits (10% of total deposits), $80 million in time deposits in amounts less than $100,000 (34% of total deposits), and $31 million in time deposits of $100,000 or more (13% of total deposits).  Management of the Bank is of the opinion that its time deposits of $100,000 or more are customer relationship-oriented and represent a reasonably stable source of funds.

Loans

                The Bank makes both secured and unsecured loans to individuals, firms, and corporations, and both its consumer and commercial lending operations include various types of credit for the Bank’s customers.  Secured loans include first and second real estate mortgage loans.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.  At December 31, 2003, commercial, construction, commercial accounts receivable, consumer, and mortgage loans represented 62%, 11%, 2%, 22%, and 3%, respectively, of the Bank’s total loan portfolio.  Most loans made by Griffin Loans are for less than $1,000, but Griffin Loans also makes real estate loans for larger amounts depending on the collateral available.  Currently, the largest real estate loan is approximately $50,000.

Lending Policy

                The current lending strategy of the Bank is to make loans only to persons who reside, work, or own property in its primary trade area consisting of Spalding and Henry Counties, Georgia.   Normally, unsecured loans are made only to persons who maintain depository relationships with the Bank.  Secured loans are made to persons who are well-established and have net worth, collateral, and cash flow to support the loan.  Real estate loans are normally made when such loans are secured by real property located in the Bank’s primary trade area.

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

Loan Review and Non-Performing Assets

                The loan review officer of the Company reviews the Bank’s loan portfolio to determine deficiencies and corrective action to be taken, if any.  The results of the reviews by the loan review officer are presented to the President and the Executive Committee of the Bank on a monthly basis.  On at least an annual basis, reviews are conducted for all loans over $50,000.  Past due loans are reviewed at least weekly by lending officers and by the chief credit officer, and a summary report is reviewed monthly by the Board of Directors.  The Board of Directors reviews all new loans over $25,000 whether current or past due each month.  The Bank charges off loans with past-due amounts when they are believed to be uncollectible.

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

Competition

                The banking business is highly competitive.  The Company’s primary market area consists of Spalding and Henry Counties, Georgia.  The Company competes in Spalding County with five other commercial banks and in Henry County with 15 commercial banks. The Bank is the largest bank in Spalding County in terms of deposits located in this county, with deposits at December 31, 2003 of approximately $238 million, and the fifth largest in Henry County in terms of deposits located in that county.

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

Employees

                As of December 31, 2003, the Company and the Bank had 109 full-time and 32 part-time employees.  The Company is not a party to any collective bargaining agreement.  Management believes that the Company has satisfactory relations with its employees.

Forward Looking Statements

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

                A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act.  A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities.  Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Act.

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

                The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, if in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of a bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice.  The FDIC and the OCC have issued policy statements providing that insured banks should generally only pay dividends out of current operating earnings.  At December 31, 2003, the Bank’s retained earnings from which dividends could be paid is limited to 2004 earnings of the Bank.  For 2003, the Company’s cash dividend payout to stockholders was 28 percent of net earnings.

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

                The OCC regulations concerning the “prompt corrective action” provisions place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least ten percent, a Tier One risk-based ratio of at least six percent and a leverage ratio of at least four percent; (2) an “adequately capitalized” institution has a total risk-based capital ratio of at least eight percent, a Tier One risk-based ratio of at least four percent and a leverage ratio of at least four percent; (3) an “undercapitalized” institution has a total risk-based capital ratio of under eight percent, a Tier One risk-based ratio of under four percent or a leverage ratio of under four percent; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under six percent, a Tier One risk-based ratio of under three percent or a leverage ratio of under three percent; and (5) a “critically undercapitalized” institution has a leverage ratio of two percent or less.  Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions.  The OCC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Under the OCC’s regulations, the Bank was a “well capitalized” institution at December 31, 2003.

                Below are pertinent capital ratios for the Company and the Bank as of December 31, 2003.

	Company	Bank

Tier 1 Capital to Risk-based Assets	9.64%	12.24%
Total Capital to Risk-based Assets	10.90%	13.49%
Leverage Ratio (Tier 1 Capital to Average Assets)	8.08%	10.29%

                Below are pertinent capital ratios for the Company and the Bank as of December 31, 2002.

	Company	Bank

Tier 1 Capital to Risk-based Assets	9.29%	12.44%
Total Capital to Risk-based Assets	10.54%	13.69%
Leverage Ratio (Tier 1 Capital to Average Assets)	7.52%	10.12%

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

                The executive offices of the Company and the main office of the Bank are located in a 33,000 square-foot facility, 318 South Hill Street, Griffin, Georgia.  None of the owned properties of the Company is subject to encumbrances.  The Company owns a building adjacent to its main office in Griffin which is used for storage of bulk supplies and to house the offices of Griffin Loans, Inc.  The Company owns all of the properties, except the Kroger Griffin Branch Limited Office and the Eagles Landing Office.  The Kroger Griffin Branch Limited Office is leased for a term of 15 years, which lease began on May 11, 1989.  Such lease is expected to expire on July 31, 2004.  The Eagles Landing office, which was assumed in connection with the Company’s acquisition of ACB, is leased for a term of 10 years, which began in April 1998.  All bank’s owned or leased property is in good condition.

            Management of the Company believes that all of its properties are adequately covered by insurance.

Item 3.  Legal Proceedings

                The Company is not aware of any material pending or contemplated legal proceedings to which the Company or the Bank is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders of the Company during the fourth quarter of the 2003 fiscal year.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Stock

                There is no established public trading market for the Common Stock.  At December 31, 2003, there were 385 shareholders of record.  Management is aware of 8 sales of the Company’s stock in 2003, aggregating 17,771 shares in blocks ranging from 21 shares to 8,727 shares at a price in the range of $50.00 to $63.02 per share.  Management is aware of 6 sales of the Company’s stock in 2002, aggregating 4,376 shares in blocks ranging from 6 shares to 1,872 shares at a price of $45 per share.

Dividends

                In 2002 and 2003, the Company declared cash dividends of $1,059,936 ($1.45 per share) and $1,120,056 ($1.55 per share), respectively.  The Company intends to continue paying cash dividends on a semi-annual basis.  The amount and frequency of dividends, however, will be determined by the Company’s Board of Directors in light of earnings, capital requirements and the financial condition of the Company, and no assurances can be given that dividends will be paid in the future.  Information on restrictions on the amount of dividends payable by the Company appears in Note 12 to the Company’s consolidated financial statements set forth in Item 7 hereof.

Securities Authorized for Issuance Under Equity Compensation Plans.

                The following table gives information about the Company’s equity compensation awards.  The Company does not have any equity compensation plans.  This table reflects the Company’s sole equity compensation arrangement with its President and CEO, J. Charles Copeland, providing for the award of options to purchase the Company’s Common Stock during calendar year 2004.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	-0-	-0-	-0-
Equity compensation plans not approved by stockholders	320	N/A	N/A
Total	320	N/A	N/A

____________________
The table sets forth options granted to J. Charles Copeland by the Executive Committee of the Board of Directors.  Such grants were specific to Mr. Copeland.  The exercise price for Mr. Copeland’s options is the book value per share of the Company’s Common Stock as of the date Mr. Copeland exercises his options.

                In December of 2002, the Executive Committee of the Company’s Board of Directors, without shareholder approval, approved an incentive stock option arrangement with J. Charles Copeland, its Chief Executive Officer and President, whereby the Company would issue up to a maximum number of 1,000 shares of its Common Stock at book value (the exercise price) to Mr. Copeland based on the Bank’s performance.  Under this agreement and based on the Bank’s 2002 performance, on December 23, 2002, the Company granted Mr. Copeland options to purchase 232 shares of the Company’s Common Stock at an exercise price equal to the book value per share as of the date of exercise.  On December 23, 2003, the Company granted Mr. Copeland options to purchase 320 shares of the Company’s Common Stock at an exercise price equal to the book value per share as of the date of exercise. Mr. Copeland may exercise these options at any time in calendar year 2004.

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

Executive Summary
2003

Consolidated net earnings rose slightly to $4.0 million in 2003, from $3.9 million in the prior year, an increase of 1.9%.  Because 2002 results for the Company were favorably impacted by a one-time gain from the sale of a long-term equity investment held by the Company, earnings for the core banking operation showed a more significant improvement in 2003 over the prior year.  Core bank earnings, as adjusted for the effects of this transaction in 2002,  totaled $4.1 million in 2003 as compared to $3.5 million in 2002, an increase of approximately 17%.

2003 earnings produced a return on average assets of 1.30% and a return on average equity of 13.46%, representing slight decreases as compared to 1.41% and 14.46%, respectively, in 2002.

Moderate to weak loan demand, created by the still recovering economy, resulted in very little balance sheet growth in 2003.  Year ending assets at December 31, 2003 were just over $302 million, as compared to $301.5 million at the prior year end.

2004

Though the net interest margin held for most of 2003, pressure against this key component to the Company’s earnings has increased.  Management’s challenge in 2004 will be to continue to manage the margin while at the same time grow the balance sheet with quality earning assets. To that end, management has initiated a strong business development effort.

The Company has made important strides in controlling non-interest expense in 2003, but those gains may be offset by some new challenges in 2004 and beyond. The Company will re-tool the drive-in facility at its Northside branch in the spring of 2004. The Company will face a full year of cost on its new imaging system as well. While these changes will position the company to better compete in its market, they will certainly add to non-interest expense.

Another significant cost for 2004 will be those associated with the Sarbanes-Oxley Act of 2002 compliance implementation. The Sarbanes-Oxley Act of 2002 includes provisions addressing audits, financial reporting and disclosure, conflicts of interest and corporate governance at public companies. Section 404 of this Act deals with managements report on internal controls, and will require much in the way of resources to plan, implement and document internal controls. Some of the resources will be in the form of internal people hours, but a significant cost will likely be in increased accounting and consulting fees. The Company cannot quantify the costs with any accuracy, but based on recent industry surveys during the early part of 2004, even small companies are expecting costs in the tens of thousands of dollars.

General
The Company is a one-bank holding company registered under the Bank Holding Company Act of 1956 and was incorporated under the laws of the State of Georgia in 1983. All of the Company’s activities are currently conducted by its wholly owned subsidiary, the Bank. The Bank owns a consumer finance company, First Credit, Inc., which engages in the business of making small loans to individuals.

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in September, 2003. There were no recommendations by the regulatory authority that, in management’s opinion, would have had a material effect on the Company’s liquidity, capital resources or operations.

The following discussion is intended to provide insight into the financial condition and results of operations of the Company and should be read in conjunction with the consolidated financial statements and accompanying notes.

Critical Accounting Policies
The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.  Following is a description of the accounting policies applied by the Company, which are deemed “critical”.  In determining which accounting policies are “critical” in nature, the Company has identified the policies that require significant judgment or involve complex estimates.  The application of these policies has a significant impact on the Company’s financial statements.  Financial results could differ significantly if different judgments or estimates are applied.

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

The allowance for loan losses has two basic components: (1) specific loss estimates for individually classified and impaired loans, and (2) general loss estimates on loans for which no impairment has been identified and for large groups of smaller balance homogeneous loans.  Specific loss estimates on individual loans include subjective evaluations related to secondary sources of repayment for the loan, which are principally collateral liquidation.  The general loss allocations uses historical loss ratio experience, which may not be indicative of the actual losses present in the loan portfolio at a given point in time.

The Company continuously re-evaluates the use of historical loss factors, national and local economic trends, credit concentrations and other relevant factors in determining the adequacy of the allowance for loan loss.  The estimation process associated with the allowance for loan losses can have significant effects in the estimated loan loss expense of a given period.  Generally, the allowance for loan losses increases as the outstanding balance of loans increases or the level of classified or impaired loans increases.  Loans or portions of loans when deemed uncollectible are charged against and reduce the allowance.

Business Combination
On May 31, 2002, the Company consummated an agreement to acquire all of the outstanding shares of ACB for approximately $9.9 million in cash ($13.35 per share) plus certain acquisition costs.  ACB was a banking corporation based in Stockbridge (Henry County), Georgia with approximately $55.4 million in total assets, $40.8 million in loans and $46.3 million in deposits.  The primary reason for the acquisition was to expand the Company’s banking franchise into the high growth area of eastern Henry County, Georgia.  The Company accounted for this transaction using the purchase method and accordingly, the original purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $4.4 million.  ACB was merged into the Bank and is operated as a branch.

The cash proceeds to consummate the purchase were obtained through a combination of borrowings under a line of credit with a correspondent bank and cash dividends paid to the Company by the Bank.

Additional information about the 2002 ACB business combination is included in Note 2 of the consolidated financial statements.

Statements of Earnings Review
Net earnings were $4.0 million in 2003, an increase of 1.9% from the $3.9 million earned in 2002. Net earnings per share were $5.46 for 2003, compared with $5.32 reported in 2002, an increase of 2.6%. Return on average assets and return on average stockholders’ equity for 2003 was 1.30% and 13.46%, respectively, compared with 1.41% and 14.5%, respectively, for 2002. Net earnings were $3.9 million in 2002, an increase of 39.6% from the $2.8 million earned in 2001. Net earnings per share were $5.32 for 2002, compared with $3.61 reported in 2001, an increase of 47.4%.

Net interest income increased by $398,000 or 2.84% in 2003, as a result of increased interest earning assets. Net interest income at December 31, 2003 was $14.4 million compared to $14.0 million in 2002. Low interest rates reduced the net yield (tax equivalent) on interest earning assets (5.23% in 2003 and 5.60% in 2002) by 37 basis points in 2003 from 2002. Net interest income at December 31, 2002 was $14.0 million compared to $11.6 million in 2001, an increase of $2.4 million or 20.6% in 2002. Net yield (tax equivalent) on interest earning assets (5.60% in 2002 and 5.34% in 2001) increased by 26 basis points in 2002 from 2001, principally because of a reduction of rates paid on deposits.

The Company’s operational results depend primarily on the earnings of the Bank. Its earnings depend to a large degree on net interest income, which is the difference between the interest income received from its investments (such as loans, investment securities, federal funds sold, etc.) and the interest expense, which is paid on deposits and other liabilities.

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

The net interest spread (on a tax equivalent basis) was 4.92% in 2003, 5.18% in 2002 and 4.60% in 2001, while the net interest margin (on a tax-equivalent basis) was 5.23%, in 2003, 5.60% in 2002 and 5.34% in 2001.

The following table shows, for the past three years, the relationship between interest income and interest expense and the average balances of interest earning assets and interest bearing liabilities on a tax equivalent basis.

Table 1
Average Consolidated Balance Sheets and Net Interest Analysis on a Tax Equivalent Basis
(in thousands)

	2003			2002			2001
	Balance	Interest	Average Yield/	Balance	Interest	Average Yield/	Balance	Interest	Average Yield/
Interest earnings assets:
Loans (including loan fees)	$231,978	16,684	7.19%	205,724	16,456	8.00%	165,492	16,015	9.68%
Investment securities:
Taxable	30,416	1,403	4.61%	32,946	1,713	5.20%	29,891	1,864	6.24%
Tax exempt	11,724	782	6.67%	11,204	788	7.03%	10,246	760	7.42%
Federal funds sold	6,502	72	1.11%	4,849	84	1.73%	16,548	620	3.75%

Total interest earning assets	280,620	18,941	6.75%	254,723	19,041	7.48%	222,177	19,259	8.67%

Other non-interest earnings assets	26,522			22,791			18,268

Total assets	$307,142			277,514			240,445

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Deposits:
Interest-bearing demand and savings	$89,255	550.62%		79,721	755.95%		66,251	1,212	1.83%
Time	111,397	2,976	2.67%	104,109	3,554	3.41%	100,312	5,637	5.62%
FHLB advances	9,943	260	2.61%	5,195	130	2.50%	952	53	5.57%
Long-term debt	6,968	342	4.90%	4,256	119	2.80%	42	3	7.14%
Federal funds purchased and securities sold under repurchase agreements	15,084	140.93%		14,236	206	1.45%	13,887	482	3.47%

Total interest-bearing liabilities	232,647	4,268	1.83%	207,517	4,764	2.30%	181,444	7,387	4.07%

Non-interest bearing deposits	42,672			38,561			30,784
Other liabilities	2,203			4,396			1,506
Stockholders’ equity	29,620			27,040			26,711

Total liabilities and stockholders’ equity	$307,142			277,514			240,445

Excess of interest-earning assets over interest-bearing liabilities	$47,973			47,206			40,733

Ratio of interest-earning assets to interest-bearing liabilities	120.62%			122.75%			122.45%

Net interest income		$14,673			14,277			11,872

Net interest spread			4.92%			5.18%			4.60%

Net interest margin on interest earning assets			5.23%			5.60%			5.34%

Non-accrual loans and the interest income that was recorded on these loans, if any, are included in the yield calculation for loans in all periods reported.   Loan fees for 2003, 2002 and 2001 were $2.2 million,  $2.5 million and $2.1 million, respectively.

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

Table 2
Changes in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Increase (decrease) due to changes in:
	2003 over 2002			2002 over 2001
	Volume	Rate	Total	Volume	Rate	Total
Interest income on:
Loans (including loan fees)	$1,089	(861)	228	3,499	(3,058)	441
Investment securities:
Taxable	(126)	(184)	(310)	178	(329)	(151)
Tax exempt	53	(59)	(6)	69	(41)	28
Federal funds sold	206	(218)	(12)	(304)	(232)	(536)
Total interest earning assets	1,222	(1,322)	(100)	3,442	(3,660)	(218)
Interest expense on:
Deposits:
Interest‑bearing demand and savings	107	(312)	(205)	211	(668)	(457)
Time	274	(852)	(578)	206	(2,289)	(2,083)
FHLB advances	124	6	130	120	(43)	77
Long‑term debt	102	121	223	119	(3)	116
Federal funds purchased and securities sold under repurchase agreements	13	(79)	(66)	12	(288)	(276)
Total interest‑bearing liabilities	620	(1,116)	(496)	668	(3,291)	(2,623)
Increase (decrease) in net interest income	$602	(206)	396	2,774	(369)	2,405

Other operating income for 2003 decreased by $160,000 or (4.16%) to $3.7 million compared to $3.8 million for 2002. The decrease in other operating income is primarily attributable to the decrease in net gains on sales of securities in 2003 of $615,000 (72.51%), which is related to the decreased amount of investment securities that were sold in 2003 compared to 2002. Excluding the securities gains for 2002 and 2003, other operating income increased by $455,000 (15.20%). This increase is primarily attributable to the increase in the gain on mortgage loan sales, as well as an increase in service charge revenue. The gain on mortgage sales amounted to $467,000, which is an increase of $180,000 (62.53%) over the $287,000 reported for 2002. The gain is primarily related to increased volume of mortgage loans experienced in 2003 over 2002. Service charge revenue for 2003 amounted to $2,186,000, which represents an increase of $131,000 (6.37%) over the $2,055,000 reported for 2002. This increase in service charge revenue is primarily due to a full year of processing the accounts added in the acquisition of ACB.

Total other operating expenses increased by $814,000 (7.51%) in 2003 over 2002. The increase is attributable to salaries and employee benefit costs and miscellaneous expenses. Salaries and employee benefit costs amounted to $6.6 million in 2003, a $231,000 (3.63%) increase over the $6.4 million reported in 2002. The increase in personnel costs was held to a minimum despite the additional costs associated with the ACB acquisition. Miscellaneous expenses increased to $3.0 million for 2003, a $600,000 (24.51%) increase over 2002. The increase included costs associated with two major projects, an imaging system conversion and an ATM and debit card conversion as well as costs related to a full year of processing at ACB. Some of the specific increases included $98,000 for ATM and debit card expenses, a single deposit fraud incident of $80,000, postage increase of $61,000, data processing increase of $50,000 and advertising increase of $35,000.

Income tax expense expressed as a percentage of 2003 pre-tax earnings was 31% versus 34% in 2002 primarily due to the receipt of state tax credits of approximately $130,000 for new technology training.

Other operating income in 2002 of $3.8 million increased from 2001 by $1.1 million or 39.5% primarily due to net gains on sales of securities and an increase in service charges associated with a larger number of deposit accounts due in part to the acquisition of ACB.

Total other operating expenses increased by $1.2 million (12.9%) in 2002 over 2001.  Salary and employee benefits increased $597,000 as a result of an increase in the number of employees due to the acquisition of ACB.  Occupancy expense increased $412,000 (25.5%) in 2002 from 2001 primarily due to the increase in lease expense of $77,000 on the leased offices acquired in the ACB purchase as well as increased depreciation on furniture and equipment of $114,000.  Miscellaneous operating expenses increased $229,300 in 2002 primarily due to the acquisition of ACB.

Balance Sheet Review
During 2003, average total assets increased $29.6 million (10.7%) over 2002. Average deposits increased $20 million (9.4%) in 2003 over 2002. Average loans increased $26.2 million (12.8%) in 2003 over 2002. The acquisition of ACB is the primary contributor to these increases.  During 2002, average total assets increased $37.1 million (15.4%) over 2001. Average deposits increased $25 million (12.7%) in 2002 over 2001. Average loans increased $40.2 million (24.3%) in 2002 over 2001.

Total assets at December 31, 2003, were $302 million, representing a $545,000 (0.2%) increase from December 31, 2002. Total deposits increased $4.8 million (2.1%) from 2002 to 2003 while total gross loans decreased $886,000 (0.4%) during 2003. Time deposits increased $280,000 from 2002 to 2003 while all other deposit accounts increased $4.6 million in 2003.

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

Investments
The investment portfolio consists of debt securities and to a lesser extent equity securities, and provides the Company with a source of liquidity and a long‑term, relatively stable source of income. Additionally, the investment portfolio provides a balance to interest rate and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits.

Table 3
Investment Portfolio
(in thousands)

The following table shows the carrying value of the Company’s securities, by security type, as of December 31, 2003, 2002 and 2001:

Available for Sale	2003	2002	2001
United States treasuries and agencies	$11,014	10,483	7,121
State, county and municipal	14,205	12,884	12,491
Mortgage-backed securities	9,453	10,699	13,990
Corporate securities	3,658	5,020	4,928
Equity securities	991	1,055	1,543
	$39,321	40,141	40,073
Other Investments	$1,255	1,275	848

The following table presents the expected maturity of the total debt securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis, assuming a 34% tax rate) at December 31, 2003. The composition and maturity/repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 4
Expected Maturity of Securities
(in thousands)

Maturities at December 31, 2003	United States Treasuries and Agencies	State, County and Municipal	Mortgage- Backed Securities	Corporate Securities	Weighted Average Yields
Within 1 year	$-	760	47	-	6.08%
After 1 through 5 years	5,766	1,359	8,583	2,852	5.21%
After 5 through 10 years	4,977	9,379	705	483	5.55%
After 10 years	-	1,999	-	-	6.54%
Totals	$10,743	13,497	9,335	3,335	5.48%

Mortgage backed securities are included in the maturities categories in which they are anticipated to be repaid based on scheduled maturities and yields on tax exempt securities are calculated on a tax equivalent basis.

Table 5
Loan Portfolio
(in thousands)

The following table presents loans by type at the end of each of the last five years.

	December 31,
	2003	2002	2001	2000	1999
Commercial	$145,669	139,442	98,083	88,997	85,784
Commercial construction	25,145	25,960	17,534	12,396	7,001
Commercial accounts receivable	4,368	8,584	7,506	11,337	13,970
Consumer, including equity lines of credit	51,195	52,456	44,331	43,300	40,542
Mortgages	6,179	7,000	7,447	8,996	9,099
	232,556	233,442	174,901	165,026	156,396
Less: Allowance for loan losses	(3,500)	(3,275)	(1,879)	(2,137)	(2,589)
Unearned interest and fees	(225)	(248)	(371)	(375)	(320)
Loans, net	$228,831	229,919	172,651	162,514	153,487

The following table sets forth the maturity distribution and interest rate sensitivity for loans as of December 31, 2003.

Table 6
Loan Portfolio Maturity
(in thousands)

	Commercial	Construction	Commercial A/R	Consumer	Mortgages, including equity lines of credit	Total
Within 1 year	$81,564	24,144	1,358	36,641	2,640	146,347
1 to 5 years	62,457	1,001	3,010	12,506	2,934	81,908
After 5 years	1,648	-	-	2,048	605	4,301
	$145,669	25,145	4,368	51,195	6,179	232,556

	Fixed Interest Rates	Variable Interest Rates	Total
Commercial:
Within 1 year	$27,639	53,925	81,564
1 to 5 years	60,879	1,578	62,457
After 5 years	1,648	-	1,648
	90,166	55,503	145,669
Construction:
Within 1 year	20,150	3,994	24,144
1 to 5 years	-	1,001	1,001
After 5 years	-	-	-
	20,150	4,995	25,145
Commercial A/R:
Within 1 year	1,358	-	1,358
1 to 5 years	3,010	-	3,010
After 5 years	-	-	-
	4,368	-	4,368
Consumer:
Within 1 year	12,338	24,303	36,641
1 to 5 years	12,506	-	12,506
After 5 years	2,048	-	2,048
	26,892	24,303	51,195
Mortgages:
Within 1 year	-	2,640	2,640
1 to 5 years	90	2,844	2,934
After 5 years	605	-	605
	695	5,484	6,179
	$142,271	90,285	232,556

The provision for loan losses in 2003 was $636,000 compared to $1,071,000 in 2002.  The provision for loan losses continues to reflect management’s estimate of potential loan losses inherent in the portfolio and the creation of an allowance for loan losses adequate to absorb such losses. The allowance for loan losses represented approximately 1.51% and 1.40% of total loans outstanding at December 31, 2003 and 2002, respectively. Net charge‑offs were $411,000 and $193,000 during 2003 and 2002, respectively. The charge-offs were larger in 2003 due to an increase in consumer bankruptcies throughout the year. Management believes that these levels of allowance are appropriate based upon the Company’s loan portfolio and the current economic conditions.

The provision for loan losses in 2002 was $1,071,000 compared to $672,000 in 2001.  The allowance for loan losses represented approximately 1.40% and 1.10% of total loans outstanding at December 31, 2002 and 2001, respectively. Net charge‑offs were $193,000 and $929,000 during 2002 and 2001, respectively. The spike in 2001 is primarily attributable to the charge-off of one loan for $659,000.

The Company has a dedicated loan review function. All loans of $50,000 or more are reviewed annually and placed in various loan grading categories which assist in developing lists of potential problem loans. These loans are regularly monitored by the loan review function to ensure early identification of repayment problems so that adequate allowances can be made through the provision for loan losses. The formal allowance for loss adequacy test is performed at each calendar quarter end. Specific amounts of loss are estimated on problem loans and historical loss percentages are applied to the balance of the portfolio using certain portfolio stratifications. Additionally, the evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, regulatory examination results, and the existence of loan concentrations.

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

For year-end 2003 the allowance for loan losses was allocated as follows (in thousands):

	Allocation of Allowance for Loan Losses	% of Allowance for Loan Losses	% of Loans by Category to Total Loans
Commercial	$2,365	67.6%	62.6%
Commercial Construction	69	1.9%	10.8%
Commercial Accounts Receivable	104	3.0%	1.9%
Consumer	351	10.0%	22.0%
Mortgages	37	1.1%	2.7%
Cross-allocated	574	16.4%	-
Total	$3,500	100.0%	100.0%

The Company did not allocate the allowance for loan losses to various loan categories in 2002. The entire allowance was available to absorb losses from any and all loans.

The following table presents a summary of changes in the allowance for loan losses for each of the past five years.

Table 7
Allowance for Loan Losses
(in thousands)

	December 31,
	2003	2002	2001	2000	1999
Balance at beginning of year	$3,275	1,880	2,137	2,589	1,708
Charge–offs:
Commercial	158	129	829	1,083	270
Real estate–mortgage	92	40	14	33	41
Installment loans to individuals	510	308	413	320	528
	760	477	1,256	1,436	839
Recoveries:
Commercial	152	147	136	56	47
Real estate–mortgage	-	15	15	13	5
Installment loans to individuals	197	122	176	182	208
	349	284	327	251	260
Net charge–offs	411	193	929	1,185	579
Additions charged to operations	636	1,071	672	733	1,460
Allowance acquired from purchase acquisition	-	517	-	-	-
	636	1,588	672	733	1,460
Balance at end of year	$3,500	3,275	1,880	2,137	2,589
Ratio of net charge–offs during the period to average loans outstanding during the period
	.17%	.09%	.56%	.72%	.38%

The following table summarizes past due and non‑accrual loans, other real estate and repossessions, and income that would have been reported on non‑accrual loans for each of the past five years:

Table 8
Non-Performing Assets
(in thousands)

	December 31,
	2003	2002	2001	2000	1999
Other real estate and repossessions	$-	-	-	-	-
Accruing loans 90 days or more past due	$-	33	186	142	281
Non–accrual loans	$2,614	3,534	1,177	6,685	1,342
Interest on non–accrual loans which would have been reported	$923	842	375	319	20

The total of non-accrual loans decreased 26% or $920,000 from $3.5 million at December 31, 2002 to $2.6 million at December 31, 2003.  The decrease is the net result of the following changes:

Balance at December 31, 2002	$3,534,800
Loans reclassified to non-accrual in 2003	816,300
Loans with improved performance and placed back on accrual status during 2003	(152,200)
Payments received on non-accrual loans during 2003	(1,286,000)
Non-accrual loans that were charged-off during 2003	(298,400)
$2,614,500

The balance of non-accrual loans at December 31, 2003 consists of thirteen (13) borrowing relationships, two of which total $2,499,500.  One loan totaling $1.9 million to a health care company is collateralized by commercial real estate.    The other loan relationship totaling approximately $600,000 to a construction enterprise is collateralized by commercial real estate, accounts receivable and equipment used in the business.   A total of $895,000 of valuation allowances for non-accrual loans is included in the allowance for loan losses at December 31, 2003.  There were no related party loans in the non-performing loan totals at December 31, 2003 or 2002.

While there may be additional loans in the portfolio that may become classified as conditions indicate, management is not aware of any potential problem or restructured loans that are not disclosed in the table above.

A loan is placed on non‑accrual status when, in management’s judgment, the collection of interest appears questionable. As a result of management’s ongoing review of the loan portfolio, loans are classified as non‑accrual generally when they are past due in principal or interest payments for more than 90 days or it is otherwise not reasonable to expect collection of principal and interest under the original terms. Exceptions are allowed for 90 day past due loans when such loans are well secured and in process of collection. Generally, payments received on non‑accrual loans are applied directly to principal.

Deposits
Time deposits of $100,000 and greater totaled $31.2 million at December 31, 2003, compared with $32.8 million at year-end 2002. The Bank had no brokered CD’s outstanding during 2003 or 2002.  The following table sets forth the scheduled maturities of time deposits of $100 thousand and greater at December 31, 2003.

Table 9
Deposits
(in thousands)

Within 3 months	$9,812
After 3 through 6 months	3,530
After 6 through 12 months	7,330
After 12 months	10,554
Total	$31,226

The Bank also utilizes retail repurchase agreements and Federal funds purchased for short-term borrowings.  The retail repurchase agreements are agreements with Bank customers to sweep excess demand deposit funds to an overnight account that bears interest at the Bank’s 91-day time deposit rate.  The following table sets forth certain information regarding Federal funds purchased and securities sold under repurchase agreements for the periods indicated.

Table 10
Short-term Borrowings
(in thousands)

	December 31,
	2003	2002
Average balance outstanding	$15,084	14,236
Maximum amount outstanding at any month-end during the year	$17,476	17,193
Balance outstanding at end of year	$17,476	16,045
Weighted average interest rate during the year	.93%	1.45%
Weighted average interest rate at end of year	.93%	1.00%

Liquidity
The Bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors’ accounts and to supply new borrowers with funds. To meet these obligations, the Bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored on a regular basis in an attempt to match these to meet liquidity needs. It is the policy of the Bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with a commercial bank for short term unsecured Federal funds purchased lines up to $10 million.  Under agreements with the Federal Home Loan Bank, the Bank could borrow an additional $12.4 million at December 31, 2003.  Cash and cash equivalents increased $3.6 million to a total $16.9 million at December 31, 2003, as cash flows used by financing activities were out-paced by amounts provided by investing and operating activities. Cash inflows from operations totaled $6.7 million in 2003, while outflows from financing activities totaled $3.3 million. Included in financing activities were net repayments on notes payable of $554,000 and net FHLB borrowing repayments of $6.9 million which offset the $4.8 million increase in deposits. Additionally, $1.1 million of dividends paid to stockholders and $1 million for the repurchase and retirement of common stock were used by financing activities.

Investing activities provided $213,000 of cash and cash equivalents as proceeds from disposals of investments were offset by the repurchase of new investments.  Other investing activities such as additions to premises and equipment were offset by net repayments of loans and maturities of interest bearing deposits with other banks.

See the consolidated statements of cash flows in the consolidated financial statements for a more complete analysis of cash flows.

Capital Resources

The Company continues to maintain adequate capital ratios. The following tables present the Company’s regulatory capital position at December 31, 2003.

Table 11
Capital Ratios

Actual as of December 31, 2003
Tier 1 Capital	9.64%
Tier 1 Capital minimum requirement	4.00%
Excess	5.64%
Total Capital	10.90%
Total Capital minimum requirement	8.00%
Excess	2.90%
Tier 1 Capital to adjusted total assets
(“Leverage Ratio”)	8.08%
Minimum leverage requirement	4.00%
Excess	4.08%

For a more complete discussion of the actual and required capital ratios of the Company and the Bank, see Note 17 to the consolidated financial statements.

During 2003, 2002, and 2001 the Company redeemed and retired 16,326, 41,065 and 7,150 shares, respectively, of its $1 par value common stock, for a total purchase price of $1,025,414, $2,133,645 and $320,250, respectively.

Average equity to average assets was 9.64% in 2003, 9.74% in 2002 and 11.11% in 2001. The ratio of dividends declared to net earnings was 28.1% in 2003 compared to 27.11% and 37.26% in 2002 and 2001, respectively.

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

The following table summarizes the amounts of interest‑earning assets and interest‑bearing liabilities outstanding at December 31, 2003, that are expected to mature, prepay or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability.  Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage‑backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Company’s savings accounts and interest‑bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the “Three Months or Less” category, although historical experience has proven these deposits to be more stable over the course of a year.

Table 12
Interest Rate Gap Sensitivity
(in thousands)

	At December 31, 2003 Maturing or Repricing in
	Three Months or Less	Four Months to 12 Months	1 to 5 Years	Over 5 Years	Total

Interest‑earning assets:
Federal funds sold	$99	-	-	-	99
Investment securities	250	557	18,289	20,225	39,321
Mortgage loans held for sale	843	-	-	-	843
Loans	108,367	25,241	91,302	3,921	228,831
Other investments	-	-	-	1,255	1,255
Total interest‑bearing assets	$109,559	25,798	109,591	25,401	270,349
Interest‑bearing liabilities:
Deposits:
Demand and savings	$88,117	-	-	-	88,117
Time deposits	34,397	45,026	32,027	-	111,450
Securities sold under repurchase agreements and Fed funds purchased	17,476	-	-	-	17,476
FHLB Advances	1,031	94	6,500	-	7,625
Note payable	186	557	2,973	2,973	6,689
Total interest‑bearing liabilities	$141,207	45,677	41,500	2,973	231,357
Interest sensitive difference per period	$(31,648)	(19,879)	68,091	22,428	38,992
Cumulative interest sensitivity difference	$(31,648)	(51,527)	16,564	38,992
Cumulative difference to total assets	(10.5%)	(17.1%)	5.5%	12.9%

At December 31, 2003, the difference between the Company’s liabilities and assets repricing or maturing within one year was $51.5 million. Due to an excess of liabilities repricing or maturing within one year, a rise in interest rates would cause the Company’s net interest income to decline.

The internal model used by management to monitor interest rate gap sensitivity makes assumptions based on managements’ experience about the composition of the banks deposit and loan portfolios as well as historical trends.  For example, fixed rate loans tend to payoff or reprice in a falling rate environment faster than the maturity schedule would suggest due to the ability of a customer to obtain favorable rates elsewhere. Additionally, a modest rise in interest rates in one category of deposit accounts will not entice all account holders to move to a different account type or require management to raise rates in all other categories. Compared to Table 12, the internal model which is reviewed quarterly by management, shows the bank more evenly balanced in the 12 month and five year time horizons and as asset sensitive in the under three month time frame.  Under this scenario a rise in interest rates would cause net interest income to increase.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees or at different points in time to changes in market interest rates. Additionally, certain assets, such as adjustable‑rate mortgages, have features that restrict changes in interest rates, both on a short‑term basis and over the life of the asset. Changes in interest rates, prepayment rates, early withdrawal levels and the ability of borrowers to service their debt, among other factors, may change significantly from the assumptions made in the table.

Off-Balance Sheet Arrangements
In the normal course of our business, we enter into certain off-balance sheet transactions that are connected with meeting the financing needs of our customers.  These off-balance sheet arrangements consist of letters of credit and commitments to extend credit.  In notes 10 and 11 to our consolidated financial statements, we discuss in detail off-balance sheet arrangements.

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

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) and other standard setting entities that do not require adoption until a future date are either not directly applicable at the present time or are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 7.  Financial Statements

                The financial statements and the report of independent public accountants are included in this report beginning at page F-1.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                For the years ended December 31, 2003 and December 31, 2002, the accounting firm of Porter Keadle Moore, LLP was the principal accountant for the Company.  The Company had no disagreements with its accountants on any matters of accounting principle or practices or financial statement disclosure.

Item 8A.  Controls and Procedures

                Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of December 31, 2003.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

                There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; and Code of Ethics

The Board of Directors

                The following table sets forth for each director of the Company as of February 26, 2004, (a) the person’s name, (b) his age at December 31, 2003, (c) the year he was first elected as a director of the Company; and (d) his positions with the Company and the Bank, other than as a director, his principal occupation and business experience for the past five years, and other directorships.

Name	Age	Year First Elected	Position with Company; Principal Occupation; Business Experience; Directorships
J. Henry Cheatham, III	53	1994	Private Investor
J. Gilliam Cheatham	51	1995	President of the 1888 Mills, a textile company
David G. Newton	55	1985	Real Estate Developer
John T. Newton, Jr.	57	1993	Chairman of the Board of the Company, Chairman of the Board of the Bank, Attorney, Newton & Howell, P.C.
J. Charles Copeland	42	2002	President and Chief Executive Officer of the Company and Chief Executive Officer, President and Director of the Bank
C. A. Knowles	71	1982	Marketing Advisor of the Company, Retired President of the Company and the Bank, Director of the 1888 Mills.

                Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting and until their successors are elected and qualified.  John T. Newton, Jr. and David G. Newton are brothers and are first cousins of J. Henry Cheatham, III and James G. Cheatham, who are also brothers.  Charles A. Knowles, Jr. vice president of the Bank, is C.A. Knowles’ son.  There are no other family relationships among the directors and executive officers of the Company.

Executive Officers

                The following table sets forth for each named executive officer of the Company (a) the person’s name, (b) his age at December 31, 2003, (c) the year he was first elected as an executive officer of the Company, and (d) his positions with the Company and the Bank.

Name	Age	Year First Elected	Principal Occupation; Business Experience
Mark A. Flowers	48	2001	Assistant Treasurer of the Company since 2001, Senior Vice President of the Bank since 2001, Principal Accounting and Financial Officer of the Company since December 2000.
J. Charles Copeland	42	2002	President, Chief Executive Officer and Treasurer of the Company and President of the Bank as of July 1, 2002.

Audit Committee and Audit Committee Financial Expert

                The Company has an audit committee comprised of the following two individuals: John T. Newton, Jr. and David G. Newton.  The Company’s audit committee does not have a financial expert as such term is defined in Item 401(e) of SEC Regulation S-B because the individuals who meet this definition are not readily available in the community in which the Company operates.  Furthermore, the Company does not know of anyone who can serve on the Board of Directors and Audit Committee who would meet this definition.

Compliance with Section 16(a)

            Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company’s Common Stock is required to file certain forms with the Securities and Exchange Commission (“SEC”).  A report of beneficial ownership of the Company’s Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter.  Based solely on a review of filings with the Securities and Exchange Commission and written representations by each executive officer and director that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, during fiscal 2003.

Code of Ethics

                The Company has adopted a code of ethics that applies to all employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics is attached as Exhibit 14 to this Form 10-KSB.

Item 10.  Executive Compensation

                The following table sets forth the annual compensation paid by the Company and its subsidiaries to certain of the Company’s executive officers whose cash compensation, including salary and bonus, exceeded $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation	All Other Compensation
Name and Principal Position	Year	Salary(1)	Bonus	All Other Annual Compensation	Securities Underlying Options/ SAR	401K Contributions(2)	Other(3)
J. Charles Copeland President of the Bank, President, Chief Executive Officer, and Treasurer of the Company	2003	$165,400	$23,744	*	$13,120(4)	$17,875	1,080
	2002	$136,950	$15,370	*	$8,948(4)	$15,175	1,080
	2001	$121,850	$ 7,500	*	-0-	$12,961	1,080
Christopher L. Hill Executive Vice President of the Bank, Commercial Loans	2003	$133,158	$12,310	*	-0-	$13,750	1,080
	2002	$119,752	$11,722	*	-0-	$13,107	1,080
	2001	$112,223	$12,028	*	-0-	$12,450	1,080
James H. Smallwood Senior Vice President of the Bank, Mortgage Loans	2003	$85,126	$120,058	*	-0-	$19,395	1,080
	2002	$ 77,296	$57,103	*	-0-	$13,142	1,080
	2001	$ 77,337	$33,548	*	-0-	$11,111	1,080
Arthur Hammond Senior Vice President of the Bank, Henry County Executive	2003	$70,112	-0-	*	-0-	$9,382	127,220(5)
	2002	N/A	N/A	N/A	N/A	N/A	N/A
	2001	N/A	N/A	N/A	N/A	N/A	N/A

*Does not meet the Securities and Exchange Commission’s threshold for disclosure

_____________________
(1)  Includes Director’s fees, if any.
(2)  Represents Company matching of 401(k) contributions.
(3)  Reflects life insurance premiums.
(4)  This reflects the aggregate value of Mr. Copeland’s stock options based on the book value per share of the Company’s
      Common Stock as of year-end of the year indicated.
(5)  In addition to $720 in life insurance premiums paid by the Company, Mr. Hammond’s amount includes $126,500 in payments made in connection with the Company’s acquisition of ACB, Mr. Hammond’s previous employer.

The following table sets forth the number and potential realizable value of stock options granted in 2003.

Option Grants in Last Fiscal Year

Name	No. of Securities Underlying Option/SARs Granted(1)	% of Total Options/SAR Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
J. Charles Copeland	320	100%	N/A*	12/31/04

*The exercise price for Mr. Copeland’s options is the book value per share of the Company’s Common Stock as of the date Mr. Copeland exercises his options.

Option Exercises in 2003 and Year-End Option Values

                The following table sets forth the number and value of options exercised during 2003 by the named executive officers and the number of shares covered by both exercisable and unexercisable options, including the value of these options as of December 31, 2003:

Executive Officers	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Unexercised Options at December 31, 2003		Value of Unexercised Options at December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. Charles Copeland	232	$ 2,348	320	--	$ 13,120	--

*This reflects the aggregate value of Mr. Copeland’s options based on the book value per share of the Company’s Common Stock at year end.

Director Compensation

                Each director of the Company receives a $1,600 annual retainer plus $300 per meeting attended for his service as a director of the Company.  Each director of the Bank receives an annual retainer of $3,000 plus $300 per meeting attended for his service as a director of the Bank and $150 for each Board committee meeting he attends.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Stock

                The following table provides for each person who, to the best information and knowledge of the Company, beneficially owned 5% or more of the outstanding shares of Common Stock as of  February 26, 2004, the following information: (a) the owner’s name and address, (b) the number of shares of Common Stock owned, and (c) the  percentage such number represents of the outstanding shares of Company Common Stock.  Unless otherwise indicated, the listed owners are the record owners of, and have sole voting and investment powers over, their shares.

Name and Address	Number of Shares Beneficially Owned	Percentage of Total(1)
David G. Newton	102,672(2)	14.36%
John T. Newton, Jr.	97,776(3)	13.67%
Victoria Newton Mooney	59,614(4)	8.33%
Jan Newton Miller	42,921(5)	6.00%
James G. Cheatham	51,600(6)	7.21%
John Henry Cheatham, III	41,176(7)	5.75%

(1)	The percentages shown are based on 714,878 shares of Common Stock outstanding on February 26, 2004.
(2)

Includes (i) 17,553 shares held by Mr. David G. Newton as trustee for the benefit of his niece and nephew, (ii) 13,244 shares in the name of the John T. Newton, Sr. Estate, of which Mr. David G. Newton serves as co-executor, and (iii) 1,714 shares held by Mr. David G. Newton as co-trustee under will for the benefit of Betty Newton.  Mr. David G. Newton’s address is 651 Brook Circle, Griffin, Georgia  30224.

(3)

Includes (i) 15,742 shares held by Mr. John T. Newton, Jr. as trustee for the benefit of his niece and nephew, (ii) 13,244 shares in the name of the John T. Newton, Sr. Estate, of which Mr. David G. Newton serves as co-executor, (iii) 250 shares owned by Mr. John T. Newton Jr.’s wife, as to which Mr. John T. Newton disclaims beneficial ownership, and (iv) 1,714 shares held by Mr. John T. Newton, Jr. as co-trustee under will for the benefit of Betty Newton.  Mr. John T. Newton’s address is 16 Stillwater Trace, Griffin, Georgia  30223.

(4)	Includes 12,884 shares held by Mrs. Victoria Newton Mooney as trustee for the benefit of her two nephews. Mrs. Victoria Newton Mooney’s address is 140 Peachtree Way NE Atlanta, GA 30305.
(5)	Mrs. Jan Newton Miller’s address is 46 A Marlin Lane Key Largo, FL 33037.
(6)	Includes 16,016 shares owned by his three children. Mr. James G. Cheatham’s address is 2761 Highway 16 West, Griffin, Georgia 30223.
(7)	Includes 6,024 shares owned by his son. Mr. John Henry Cheatham’s address is 2773 Hwy 16 West, Griffin, Georgia 30223.

Stock Owned By Management

                The following table provides for each director of the Company, each named executive officer, and for all directors and officers of the Company as a group, as of February 26, 2004, the following information: (a) the name of the named executive officer, director, or the number of persons in the group; (b) the number of shares of Common Stock beneficially owned by the named executive officer, director, or the group; and (c) the percentage such number represents of the outstanding shares of Common Stock.  Unless otherwise indicated, the listed person is the record owner of, and has sole voting and investment powers over his shares.

Name and Address	Number of Shares Beneficially Owned	Percentage of Total(1)

James G. Cheatham	51,600(2)	7.21%
John Henry Cheatham, III	41,176(3)	5.75%
David G. Newton	102,672(4)	14.36%
John T. Newton, Jr.	97,776(5)	13.67%
J. Charles Copeland*	850(6)	.11%
C. A. Knowles*	920(7)	.12%
All directors and executive officers as a group (7 persons)	295,174	41.00%

________________________
*          Indicates less than one percent.

(1)

The percentages shown are based on 714,878 shares of Common Stock outstanding on February 26, 2004, which includes, as to each person and group listed, the number of shares of Common Stock deemed owned by such holder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, assuming the exercise of options held by such holder that are exercisable within 60 days of March 3, 2003.

(2)	Includes 16,016 shares held by his children. Mr. James G. Cheatham’s address is 2761 Highway 16 West, Griffin, Georgia 30223.
(3)	Includes 6,024 shares held by Mr. John Henry Cheatham as custodian for the benefit of his son. Mr. John Henry Cheatham’s address is 2773 Hwy 16 West, Griffin, Georgia 30223.
(4)

Includes (i) 17,553 shares held by Mr. David G. Newton as trustee for the benefit of his niece and nephew, (ii) 13,244 shares in the name of the John T. Newton, Sr. Estate, of which Mr. David G. Newton serves as co-executor, and (iii) 1,714 shares held by Mr. David G. Newton as co-trustee under will for the benefit of Betty Newton.  Mr. David G. Newton’s address is 651 Brook Circle, Griffin, Georgia  30224.

(5)

Includes (i) 15,742 shares held by Mr. John T. Newton, Jr. as trustee for the benefit of his niece and nephew, (ii) 13,244 shares in the name of the John T. Newton, Sr. Estate, of which Mr. David G. Newton serves as co-executor, (iii) 250 shares owned by Mr. John T. Newton Jr.’s wife, as to which Mr. John T. Newton disclaims beneficial ownership, and  (iv) 1,714 shares held by Mr. John T. Newton, Jr. as co-trustee under will for the benefit of Betty Newton. Mr. John T. Newton’s address is 16 Stillwater Trace, Griffin, Georgia  30223.

(6)	Includes currently exercisable options for 320 shares of Common Stock. Mr. Copeland’s address is 106 Four Oaks Drive, Griffin, Georgia 30224.
(7)	Does not include 100 shares owned by Mr. Knowles’ wife, as to which Mr. Knowles disclaims beneficial ownership. Mr. Knowles address is 1119 Pine Valley Road, Griffin, Georgia 30224.

            The following table gives information about the Company’s equity compensation awards.  The Company does not have any equity compensation plans.  This table reflects the Company’s sole equity compensation arrangement with its President and CEO, J. Charles Copeland, providing for the award of options to purchase the Company’s Common Stock during calendar year 2004.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	-0-	-0-	-0-
Equity compensation plans not approved by stockholders	320	N/A	N/A
Total	320	N/A	N/A

____________________
The table sets forth options granted to J. Charles Copeland by the Executive Committee of the Board of Directors.  Such grants were specific to Mr. Copeland.  The exercise price for Mr. Copeland’s options is the book value per share of the Company’s Common Stock as of the date Mr. Copeland exercises his options.

Non-Shareholder Approved Equity Arrangements

                In December of 2002, the Executive Committee of the Company’s Board of Directors, without shareholder approval, approved an incentive stock option arrangement with J. Charles Copeland, its Chief Executive Officer and President, whereby the Company would issue up to a maximum number of 1,000 shares of its Common Stock at book value (the exercise price) to Mr. Copeland based on the Bank’s performance.  Under this agreement and based on the Bank’s 2002 performance, on December 23, 2002, the Company granted Mr. Copeland options to purchase 232 shares of the Company’s Common Stock at an exercise price equal to the book value per share as of the date of exercise, which he exercised on December 31, 2003.  On December 23, 2003, the Company granted Mr. Copeland options to purchase 320 shares of the Company’s Common Stock at an exercise price equal to the book value per share as of the date of exercise. Mr. Copeland may exercise these options at any time in calendar year 2004.

Item 12.  Certain Relationships and Related Transactions

                The Bank’s law firm, Newton & Howell, P.C., which John T. Newton, Jr. is President and a partner, handles a significant percentage of the Bank’s mortgage claims and bankruptcies.  The Company’s directors and officers and certain companies and individuals associated with them have been customers of, and have had banking transactions with, the Bank and are expected to continue such relationships in the future.  Pursuant to such transactions, the Company’s directors and officers from time to time have borrowed funds from the Bank for various business and personal reasons.  In the opinion of the management of the Company, the extensions of credit made by the Bank to its directors and officers since January 1, 2003 (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and (c) did not involve more than a normal risk of collectibility or present other unfavorable features.  See note 14 under notes to consolidated financial statements in Item 7 hereof.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

                The Company submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-B, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit. No.	Document
2.0

Agreement and Plan of Reorganization, dated as of September 20, 2002, by and between American Community Bank of Georgia and FNB Banking Company, as amended. (Incorporated by reference from Exhibit 2.0 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.).

3.1

Amended and Restated Articles of Incorporation of FNB Banking Company, dated as of October 12, 1982, as amended on April 16, 1987.  (Incorporated by reference from Exhibit 3.1 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.).

3.2	Bylaws of FNB Banking Company, as amended. (Incorporated by reference from Exhibit 3.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.).
4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and Bylaws, as amended, which define the rights of the holders of Common Stock of FNB Banking Company.
14	Code of Ethics.
21.0	Subsidiaries of FNB Banking Company.
24.0	A Power of Attorney is set forth on the signature pages to this Form 10-KSB.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0

Joint Certification of the Chief Executive Officer and the Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

                None.

Item 14.  Principal Accountant Fees and Services

                Porter Keadle Moore, LLP was the principal independent public accountant for the Company during the year ended December 31, 2003.  Representatives of Porter Keadle Moore, LLP  are expected to be present at the annual meeting and will have the opportunity to make a statement if they desire to do so and to respond to appropriate questions.  The Company anticipates that Porter Keadle Moore, LLP  will be the Company’s accountants for the 2004 fiscal year.

                During 2003 and 2002, the Company was billed the following amounts for services rendered by Porter Keadle Moore:

                Audit Fees.  In connection with the audit of the Company’s annual consolidated financial statements and review of its Form 10‑KSB and the review of the Company’s interim consolidated financial statements included within Forms 10‑QSB, the Company was billed approximately $103,300 in 2003 and $97,000 in 2002 by Porter Keadle Moore, LLP.  This figure includes fees for certain services that were billed to the Company in 2004 in connection with the 2003 annual audit, including out‑of‑pocket travel costs.

                Audit-Related fees.  The Company was billed approximately $21,500 in 2003 and $32,750 in 2002 by Porter Keadle Moore, LLP for merger and acquisition assistance in 2002, the audit of the Company’s employee benefit plan, and certain agreed upon procedures in connection with federal home loan bank borrowing arrangements in both 2002 and 2003.

                Tax Fees. The Company was billed approximately $14,700 in 2003 and $13,300 in 2002 by Porter Keadle Moore, LLP  for tax advice and preparation of tax returns and estimated payment calculations.

                All Other Fees. The Company was billed $2,100 in 2003 and $800 in 2002 Porter Keadle Moore, LLP for services that were not related to the audit of the Company’s financial statements.  These services included information technology reviews.

                The audit committee of the Company has determined that the performance of these services and payment of these fees are compatible with maintaining the independence of Porter Keadle Moore, LLP.

                The audit committee pre-approves all audit and non-audit services performed by the Company’s independent auditor.  The audit committee specifically approves the annual audit services engagement and has generally approved the provision of certain audit-related services and tax services by Porter Keadle Moore, LLP.  Certain non-audit services that are permitted under the federal securities laws may be approved from time to time by the audit committee.

                During 2003 and 2002, 100% of the audit, audit-related, tax and other services described above were pre-approved by the audit committee.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2003, 2002 and 2001

(with Independent Accountants’ Report thereon)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
FNB Banking Company and Subsidiary

We have audited the accompanying consolidated balance sheets of FNB Banking Company and subsidiary as of December 31, 2003 and 2002, and the related statements of earnings, changes in stockholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FNB Banking Company and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
February 12, 2004

Certified Public Accountants
Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404-588-4222 • www.pkm.com F-1

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002
Cash and due from banks, including reserve requirements of
$4,370,000 and $3,969,000	$16,751,644	10,022,829
Federal funds sold	99,348	3,178,413
Cash and cash equivalents	16,850,992	13,201,242
Interest-bearing deposits with other banks	-	394,000
Investment securities available for sale	39,321,350	40,141,230
Other investments	1,255,000	1,275,100
Mortgage loans held for sale	843,010	2,331,850
Loans, net of allowances for loan losses of $3,500,162 and $3,275,061	228,830,899	229,918,530
Premises and equipment, net	7,724,583	7,688,918
Goodwill	4,401,920	4,401,920
Accrued interest receivable and other assets	2,810,197	2,140,475
	$302,037,951	301,493,265

Liabilities and Stockholders’ Equity

Deposits:
Demand	$38,650,191	37,532,140
Interest-bearing demand	63,403,263	61,059,740
Savings	24,713,686	23,619,865
Time	111,450,176	111,169,905
Total deposits	238,217,316	233,381,650

Federal funds purchased	5,000,000	-
Securities sold under retail repurchase agreements	12,476,382	16,045,451
FHLB advances	7,625,000	14,500,000
Note payable	6,688,800	7,242,326
Accrued interest payable and accrued liabilities	2,108,263	2,065,022
Total liabilities	272,115,761	273,234,449

Commitments

Stockholders’ equity:
Common stock, $1 par value; 5,000,000 shares authorized;
714,845 and 730,939 shares issued and outstanding	714,845	730,939
Retained earnings	27,961,279	26,093,271
Accumulated other comprehensive income	1,246,066	1,434,606
Total stockholders’ equity	29,922,190	28,258,816
	$302,037,951	301,493,265

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Interest and dividend income:
Interest on loans, including fees of $2,150,827, $2,536,193 and $2,052,348	$16,683,621	16,455,822	16,015,271
Interest on federal funds sold	71,979	84,177	619,868
Interest-bearing deposits in other banks	5,976	26,274	31,157
Interest on investment securities:
Tax-exempt	516,046	519,770	501,521
Taxable	1,300,365	1,588,710	1,734,799
Dividends on other investments	96,300	97,888	98,351
Total interest income	18,674,287	18,772,641	19,000,967
Interest expense:
Deposits	3,526,083	4,309,154	6,849,672
Note payable	341,642	118,700	3,008
Retail repurchase agreements and other	400,417	336,542	534,940
Total interest expense	4,268,142	4,764,396	7,387,620
Net interest income	14,406,145	14,008,245	11,613,347
Provision for loan losses	636,283	1,071,475	672,136
Net interest income after provision for loan losses	13,769,862	12,936,770	10,941,211
Other operating income:
Service charges	2,186,395	2,055,474	1,872,156
Fees for trust services	204,000	190,000	170,000
Securities gains, net	233,024	847,760	54,228
Gain on mortgage loan sales	467,118	287,399	271,795
Other	588,303	458,181	382,853
Total other operating income	3,678,840	3,838,814	2,751,032
Other operating expenses:
Salaries and employee benefits	6,601,550	6,370,293	5,773,295
Occupancy and equipment	2,015,494	2,028,771	1,616,880
Miscellaneous	3,028,595	2,432,339	2,203,087
Total other operating expenses	11,645,639	10,831,403	9,593,262

Earnings before income taxes	5,803,063	5,944,181	4,098,981

Income taxes	1,817,280	2,034,613	1,300,108
Net earnings	$3,985,783	3,909,568	2,798,873

Net earnings per share	$5.46	5.32	3.61

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2000	$779,154	23,893,439	540,766	25,213,359

Net earnings	-	2,798,873	-	2,798,873

Cash dividends declared of $1.35 per share	-	(1,042,993)	-	(1,042,993)

Shares repurchased and retired	(7,150)	(313,100)	-	(320,250)

Change in accumulated other comprehensive
income (loss)	-	-	393,201	393,201

Balance, December 31, 2001	772,004	25,336,219	933,967	27,042,190

Net earnings	-	3,909,568	-	3,909,568

Cash dividends declared of $1.45 per share	-	(1,059,936)	-	(1,059,936)

Shares repurchased and retired	(41,065)	(2,092,580)	-	(2,133,645)

Change in accumulated other comprehensive
income (loss)	-	-	500,639	500,639

Balance, December 31, 2002	730,939	26,093,271	1,434,606	28,258,816

Net earnings	-	3,985,783	-	3,985,783

Cash dividends declared of $1.55 per share	-	(1,120,055)	-	(1,120,055)

Common shares issued	232	11,368	-	11,600

Shares repurchased and retired	(16,326)	(1,009,088)	-	(1,025,414)

Change in accumulated other comprehensive
income (loss)	-	-	(188,540)	(188,540)

Balance, December 31, 2003	$714,845	27,961,279	1,246,066	29,922,190

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net earnings	$3,985,783	3,909,568	2,798,873
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale arising during period	(20,099)	1,655,242	687,423
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges arising during the period	(50,974)	-	-
Reclassification adjustment for (gains) losses on investment securities available for sale	(233,024)	(847,760)	(54,228)
Total other comprehensive income (loss) before tax	(304,097)	807,482	633,195
Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during period	7,638	(628,992)	(260,601)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges arising during the period	19,370	-	-
Reclassification adjustment for (gains) losses on investment securities available for sale	88,549	322,149	20,607
Total income taxes related to other comprehensive income (loss)	115,557	(306,843)	(239,994)
Total other comprehensive income (loss), net of tax	(188,540)	500,639	393,201
Total comprehensive income	$3,797,243	4,410,207	3,192,074

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$3,985,783	3,909,568	2,798,873
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation, amortization and accretion	488,070	336,474	496,255
Provision for loan losses	636,283	1,071,475	672,136
Provision for deferred income taxes	506,725	(121,607)	165,116
(Gains) losses on sales of investment securities	(233,024)	(847,760)	(54,228)
(Gains) losses on disposals of premises and equipment	-	(21,185)	48,822
Change in assets and liabilities, net of effects from purchase acquisition in 2002:
Mortgage loans held for sale	1,488,840	433,655	(1,678,464)
Interest receivable	69,643	151,854	275,647
Interest payable	(103,482)	(176,182)	(181,429)
Other, net	(127,607)	1,074,927	(26,512)
Net cash provided by operating activities	6,711,231	5,811,219	2,516,216

Cash flows from investing activities, net of effects from purchase acquisition in 2002:
Payment for purchase of subsidiary, net of cash acquired of $5,993,138	(136,714)	(3,864,997)	-
Change in interest-bearing deposits with other banks	394,000	400,000	-
Proceeds from sales of investment securities available for sale	1,790,335	4,459,008	3,044,600
Proceeds from calls, maturities and paydowns of investment securities available for sale	10,990,554	11,215,427	18,511,592
Purchase of investment securities available for sale	(12,123,461)	(7,120,275)	(23,537,222)
Proceeds from sales of other investments	20,100	-	-
Purchase of other investments and tax credits	(420,000)	(301,900)	-
Net change in loans	451,348	(17,525,941)	(10,808,202)
Proceeds from sale of trademark	-	200,000	-
Proceeds from disposals of premises and equipment	-	251,075	5,460
Additions to premises and equipment	(753,169)	(969,279)	(363,366)
Net cash provided (used) by investing activities	$212,993	(13,256,882)	(13,147,138)

See accompanying notes to consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

Cash flows from financing activities, net of effects from purchase acquisition in 2002:
Net change in deposits	$4,835,666	(15,476,312)	14,263,596
Net change in federal funds purchased	5,000,000	-	-
Net change in securities sold under retail repurchase agreements	(3,569,069)	726,791	2,701,148
Proceeds from FHLB advances	10,000,000	38,500,000	-
Repayments of FHLB advances	(16,875,000)	(27,375,000)	(125,000)
Borrowings on note payable	3,874	7,242,326	-
Repayments of note payable	(557,400)	-	(111,113)
Proceeds from sale of common stock	9,252	-	-
Payment of cash dividends	(1,096,383)	(1,052,135)	(1,051,323)
Repurchase and retirement of common stock	(1,025,414)	(2,133,645)	(320,250)
Net cash (used) provided by financing activities	(3,274,474)	432,025	15,357,058
Net change in cash and cash equivalents	3,649,750	(7,013,638)	4,726,136
Cash and cash equivalents at beginning of year	13,201,242	20,214,880	15,488,744
Cash and cash equivalents at end of year	$16,850,992	13,201,242	20,214,880
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$4,371,624	4,940,578	7,569,049
Income taxes, net of refunds	$1,589,000	1,489,000	1,143,100

Noncash investing and financing activities:
Change in net unrealized gains/losses on investment securities available for sale, net of tax	$156,935	500,639	393,201
Change in fair value of interest rate swap, net of tax	$31,605	-	-
Change in dividends payable	$23,672	7,801	(8,330)
Compensation effect of options exercised	$2,348	-	-

In 2002, the Company purchased all of the capital stock of American Community Bank (Stockbridge, Georgia) for $10,061,654, including certain acquisition costs, of which $9,858,135 was paid in cash and $203,519 was payable, at December 31, 2002, upon the tendering of all remaining shares.  In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

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

Reclassifications
Certain 2002 amounts have been reclassified to conform to the presentation used in 2003.

Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest bearing deposits in banks maturing within ninety days and federal funds sold.  Generally, federal funds are sold for one-day periods.

Investment Securities
The Company classifies its securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale. At December 31, 2003 and 2002, the Company had no trading or held to maturity securities.

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

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)     Summary of Significant Accounting Policies, continued

Other Investments
Other investments include equity securities of the Federal Reserve Bank and the Federal Home Loan Bank. These investment securities are carried at cost.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or market value. The amount by which cost exceeds market value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net earnings of the period in which the change occurs.  At December 31, 2003 and 2002, there was no valuation allowance associated with mortgage loans held for sale.

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

Net Earnings Per Common Share
Basic net earnings per common share are based on the weighted average number of common shares outstanding during the period while the effects of potential common shares outstanding during the period such as options, convertible securities and warrants are included in diluted earnings per share. The Company has no potential common shares and correspondingly, earnings per share amounts for 2003, 2002 and 2001, respectively, are based on 730,252, 734,285 and 774,757 shares, the weighted average number of common shares outstanding.

Comprehensive Income
The Company has elected to present comprehensive income in a separate consolidated statement of comprehensive income. Accumulated other comprehensive income includes the net of tax effect of unrealized gains (losses) on securities available for sale and the net of tax effect of changes in fair value of cash flow hedges.

Other
Property (other than cash deposits) held by the Bank in a fiduciary or agency capacity for customers is not included in the balance sheets since such items are not assets of the Bank.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(1)    Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements
Accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) and other standard setting entities that do not require adoption until a future date are either not directly applicable at the present time or are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

	For the years ended December 31, (Unaudited)
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

Certain fair value adjustments for deposits which were recorded as purchase accounting adjustments were amortized over a period of one year.  Net earnings were increased in the above unaudited proforma presentations for the amortization of this purchase accounting adjustment as follows:

	For the years ended December 31,
	2002	2001
Reduction in interest expense	$750,000	750,000
Related income taxes	(285,000)	(285,000)
Net earnings effect	$465,000	465,000

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(3)    Investment Securities

Investment securities available for sale at December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$10,743,899	287,881	(17,063)	11,014,717
State, county and municipal	13,496,801	723,981	(15,596)	14,205,186
Mortgage-backed securities	9,335,282	142,719	(24,829)	9,453,172
Corporate securities	3,335,489	322,076	-	3,657,565
Equity securities	193,257	797,453	-	990,710
Total	$37,104,728	2,274,110	(57,488)	39,321,350

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$10,026,056	456,589	-	10,482,645
State, county and municipal	12,419,945	495,181	(30,802)	12,884,324
Mortgage-backed securities	10,322,104	377,032	-	10,699,136
Corporate securities	4,673,430	373,693	(27,242)	5,019,881
Equity securities	229,540	825,704	-	1,055,244
Total	$37,671,075	2,528,199	(58,044)	40,141,230

The following outlines the unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

	Less than 12 months		12 months or more		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$1,214,065	(17,063)	-	-	1,214,065	(17,063)
State, county and municipal	2,122,633	(15,596)	-	-	2,122,633	(15,596)
Mortgage-backed securities	5,311,367	(24,829)	-	-	5,311,367	(24,829)
Temporarily impaired securities	$8,648,065	(57,488)	-	-	8,648,065	(57,488)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(3)    Investment Securities, continued

	Amortized Cost	Estimated Fair Value
U.S. Government agencies:
Within 1 year	$-	-
1 to 5 years	5,766,893	6,016,135
5 to 10 years	4,977,006	4,998,582
	$10,743,899	11,014,717
State, county and municipal:
Within 1 year	$760,000	760,000
1 to 5 years	1,358,660	1,427,491
5 to 10 years	9,378,813	9,901,213
More than 10 years	1,999,328	2,116,482
	$13,496,801	14,205,186
Corporate:
Within 1 year	$-	-
1 to 5 years	2,852,065	3,107,915
5 to 10 years	483,424	549,650
	$3,335,489	3,657,565
Total securities other than mortgage- backed and equity securities:
Within 1 year	$760,000	760,000
1 to 5 years	9,977,618	10,551,541
5 to 10 years	14,839,243	15,449,445
More than 10 years	1,999,328	2,116,482
Mortgage-backed securities	9,335,282	9,453,172
Equity securities	193,257	990,710
	$37,104,728	39,321,350

Proceeds from sales of securities available for sale during 2003, 2002 and 2001 were $1,790,353, $4,459,008 and $3,044,600, respectively. Gross gains and losses are as follows:

	2003	2002	2001
Gross gains	$233,024	847,760	59,628
Gross losses	-	-	(5,400)
Net gains (losses)	$233,024	847,760	54,228

Securities with a carrying value of approximately $28,699,000 and $31,674,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(4)     Loans

Major classifications of loans, by purpose, at December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Commercial	$145,669,102	139,441,818
Construction	25,144,939	25,959,809
Commercial accounts receivable	4,367,993	8,584,487
Consumer	51,195,197	52,455,736
Mortgage	6,179,066	7,000,178
Total loans	232,556,297	233,442,028
Less: Allowance for loan losses	3,500,162	3,275,061
Unearned interest and fees	225,236	248,437
Net loans	$228,830,899	229,918,530

The Bank grants loans and extensions of credit to individuals and a variety of firms and corporations located in its trade area, primarily Spalding and Henry Counties, Georgia and surrounding counties. Although the Bank has a diversified loan portfolio, a substantial portion of the loan portfolio is collateralized by improved and unimproved real estate and is dependent upon the real estate market in this geographical area.

Changes in the allowance for loan losses are summarized as follows:

	2003	2002	2001
Balance at beginning of year	$3,275,061	1,879,656	2,137,165
Amounts charged off	(760,122)	(476,828)	(1,257,176)
Recoveries on amounts previously charged off	348,940	283,506	327,531
Allowance from purchase acquisition	-	517,252	-
Provision charged to operating expenses	636,283	1,071,475	672,136
Balance at end of year	$3,500,162	3,275,061	1,879,656

The Bank was servicing approximately $3,585,000 and $6,165,000 of mortgage loans for the Federal Home Loan Mortgage Corporation at December 31, 2003 and 2002, respectively.

A summary of information pertaining to impaired loans for December 31, 2003, 2002 and 2001 is presented below.

	2003	2002	2001
Impaired loans with a valuation allowance	$2,614,500	3,534,800	1,176,900
Valuation allowances related to impaired loans	$894,600	561,300	105,000
Average investment in impaired loans during the year	$3,109,000	2,870,000	5,312,000

There were no impaired loans without a valuation allowance at December 31, 2003, 2002 and 2001.  Additionally, no interest income was recognized on impaired loans during the years ended December 31, 2003, 2002 and 2001.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(5)    Premises and Equipment

Premises and equipment at December 31, 2003 and 2002, are summarized as follows:

	2003	2002
Land and improvements	$1,362,384	1,362,384
Buildings and improvements	7,443,334	7,443,334
Furniture and equipment	6,010,515	5,257,346
	14,816,233	14,063,064
Less: Accumulated depreciation	7,091,650	6,374,146
	$7,724,583	7,688,918

    Depreciation expense was $717,504, $681,615 and $536,676 for the years ended December 31, 2003, 2002, and 2002, respectively.

(6)     Deposits

The aggregate amount of time deposit accounts with a minimum denomination of $100,000 was approximately $31,226,000 and $32,837,000 at December 31, 2003 and 2002, respectively. Deposits from related parties totaled approximately $10,624,000 and $6,134,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits were as follows (in thousands):

2004	$79,422
2005	13,627
2006	5,348
2007	5,868
2008	7,185
$111,450

(7)    Note Payable

At December 31, 2003, the Company had borrowings of $6,688,800 outstanding which are repayable in forty quarterly principal payments of $185,800 plus accrued interest at the prime rate less 110 basis points.  The loan is collateralized by all of the common stock of the Bank.  The loan agreement contains covenants and restrictions pertaining to the maintenance of certain financial ratios, limitations on the incurrence of additional debt, and the declaration of dividends or other capital transactions.

Aggregate maturities are $743,200 for each of the next five years and $2,972,800 thereafter.

  (8)   Federal Home Loan Bank Advances and Other Borrowings

The Bank has an agreement with the Federal Home Loan Bank (“FHLB”) whereby the FHLB agreed to provide the Bank credit facilities under the Agreement for Advances and Security Agreement. Any amounts advanced by the FHLB are collateralized under a Blanket Floating Lien covering all of the Bank’s 1-4 family first mortgage loans, which amounted to $30,502,000 at December 31, 2003. The Bank may draw advances up to $20,000,000 based on the agreement with the FHLB.

At December 31, 2003, the Bank had fixed and variable rate advances outstanding from FHLB of Atlanta amounting to $7,625,000.   The following advances, which required monthly interest payments, were outstanding:

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(8)    Federal Home Loan Bank Advances and Other Borrowings, continued

Advance	Interest Rate	Maturity	Rate
$1,000,000	1.65%	March 24, 2004	Fixed
1,000,000	2.07%	March 24, 2005	Fixed
1,000,000	2.81%	January 23, 2006	Fixed
1,500,000	3.21%	March 26, 2007	Fixed
1,000,000	3.57%	January 23, 2008	Fixed
1,500,000	2.46%	March 31, 2008	Fixed
625,000	5.50%	December 18, 2008	Fixed
$7,625,000

At December 31, 2003, the Bank had an advance payable of $625,000 with a fixed interest rate of 5.5% payable monthly and with equal principal payments of $31,250 due quarterly until maturity in 2008.

Additionally, at December 31, 2003, the Bank had unused lines of credit totaling approximately $17,375,000.  Those lines of credit included $5,000,000 for overnight borrowings from financial institutions and $12,375,000 of available credit with the FHLB.

(9)    Employee Benefit Plan

The Company has a profit sharing plan covering substantially all employees, subject to minimum service requirements. The plan complies with the requirements of Section 401(k) of the Internal Revenue Code. The Company will match up to 6% of the participants’ before tax contributions. The Company’s matching contributions amounted to $388,000, $384,000 and $332,000 in 2003, 2002 and 2001, respectively.

(10)   Derivative Instruments and Hedging Activities

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

The Company maintains an overall interest rate risk-management strategy that incorporates, to a limited extent, the use of derivative instruments to minimize fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation will generally be offset by earnings or loss on the derivative instruments that are linked to the hedged assets and liabilities. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

Derivative instruments that are used as part of the Company’s interest rate risk-management strategy include interest rate swap contracts. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(10)   Derivative Instruments and Hedging Activities, continued

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

At December 31, 2003, the swap is being accounted for as a cash flow hedge and its fair value is included in other comprehensive income, net of taxes.  At December 31, 2003, the Company recorded a liability for $50,975 to reflect the fair value of the swap.  No hedge ineffectiveness from this cash flow hedge was recognized in the consolidated statement of earnings.

  (11) Commitments

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

The Bank generally requires collateral or other security to support financial instruments with credit risk.

	Approximate Contractual Amount
	2003	2002
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$55,109,000	51,847,000
Standby letters of credit and financial guarantees written	$772,000	1,107,000

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(11)  Commitments, continued

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

Standby letters of credit and financial guarantees written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Letters of credit at December 31, 2003, are fully collateralized.

Additionally, the Company has a non-cancellable operating lease agreement through 2007 assumed in its purchase of ACB for office facilities.  Future minimum lease payments under the lease are as follows:

2004	$133,000
2005	133,000
2006	133,000
2007	133,000
$532,000

Rent expense was approximately $133,000 and $66,500 for 2003 and 2002, respectively.

(12)  Stockholders’ Equity

The Company redeemed and retired common stock of 16,326 shares for $1,025,414; 41,065 shares for $2,133,645; and 7,150 shares for $320,250 in 2003, 2002 and 2001, respectively.

Dividends paid by the Bank are the primary source of funds available to the Company. Banking regulations limit the amount of dividends that may be paid without prior approval of the regulatory authorities. The amount of dividends the Bank may pay in 2004 without prior approval is limited to 2004 earnings of the Bank.

(13)  Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Current	$1,310,555	2,156,220	1,134,992
Utilization of net operating loss	(191,352)	(191,550)	-
Deferred	698,077	69,943	165,116
	$1,817,280	2,034,613	1,300,108

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

  (13) Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to earnings before taxes are as follows:

	2003	2002	2001
Pretax income at statutory rates	$1,973,041	2,021,022	1,393,654
Add (deduct):
Tax-exempt interest income	(175,456)	(190,141)	(177,670)
Nondeductible interest expense	10,333	14,062	21,841
State income taxes and other	9,362	189,670	62,283
	$1,817,280	2,034,613	1,300,108

The following summarizes the sources and expected tax consequences of future taxable deductions (income), which comprise the net deferred tax asset (liability).

	2003	2002
Deferred income tax assets:
Allowance for loan losses	$1,080,392	991,810
Deferred compensation	2,886	53,182
Organizational cost	-	32,154
Purchase accounting fair value adjustments:
Time deposits	-	129,409
Operating lease	122,378	152,973
Net operating losses and credits	205,777	397,129
Non-accrual loan interest	106,590	109,150
Other	43,595	25,933
Total gross deferred income tax assets	1,561,618	1,891,740
Deferred income tax liabilities:
Deposit intangible acquired	(74,564)	(88,121)
Net unrealized gains on investment securities	(842,317)	(938,503)
Premises and equipment	(1,012,450)	(842,551)
Total gross deferred income tax liabilities	(1,929,331)	(1,869,175)
Net deferred income tax asset (liability)	$(367,713)	22,565

 At December 31, 2003, the company has remaining operating loss carryforwards of approximately $434,000 and $1,466,000 for Federal and State income tax purposes, respectively, which begin to expire in 2019.  These carryforwards were acquired in the merger with ACB.

(14)  Related Party Transactions

The Company conducts transactions with its directors and officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Company that loan transactions with directors and officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans for 2003:

Beginning balance	$9,050,755
Loans advanced	4,893,820
Repayments	(5,367,654)
Ending balance	$8,576,921

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(15)    Miscellaneous Operating Expenses

Components of other operating expenses which are greater than 1% of interest income and other operating income are as follows:

	2003	2002	2001
Stationery and supplies	$246,058	321,618	265,994
Postage	$209,826	148,285	151,551
Data processing	$433,708	383,815	269,718
Advertising and marketing	$257,311	233,881	204,695

 (16)  Fair Value of Financial Instruments

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

Deposits
The fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated by discounting the future cash flows using current rates at which comparable time deposits would be issued.

Federal Funds Purchased and Securities Sold Under Retail Repurchase Agreements
The carrying value of federal funds purchased and securities sold under retail repurchase agreements approximates fair value.

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

(16)  Fair Value of Financial Instruments, continued

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

The carrying amount and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and cash equivalents	$16,851	16,851	13,201	13,201
Interest-bearing deposits with other banks	$-	-	394	394
Investment securities	$39,321	39,321	40,141	40,141
Other investments	$1,255	1,255	1,275	1,275
Loans and mortgage loans held for sale, net of allowance	$229,674	237,399	232,250	232,945

Liabilities:
Deposits	$238,217	241,934	233,382	234,630
Federal funds purchased	$5,000	5,000	-	-
Securities sold under retail repurchase agreements	$12,476	12,476	16,045	16,045
FHLB advances	$7,625	7,639	14,500	14,660
Note payable	$6,689	6,689	7,242	7,242

(17)  Regulatory Matters

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

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(17)   Regulatory Matters, continued

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2003 and 2002, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The consolidated and bank only actual capital amounts and ratios for 2003 and 2002 are also presented in the table below (in thousands).

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Risk-Based Capital (to Risk- Weighted Assets):
Consolidated	$27,186	10.90%	19,961	8.00%	N/A	N/A
Bank	$33,637	13.49%	19,945	8.00%	24,932	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	$24,065	9.64%	9,980	4.00%	N/A	N/A
Bank	$30,516	12.24%	9,973	4.00%	14,959	6.00%
Tier I Capital (to Average Assets):
Consolidated	$24,065	8.08%	11,905	4.00%	N/A	N/A
Bank	$30,516	10.29%	11,863	4.00%	14,829	5.00%

As of December 31, 2002:
Total Risk-Based Capital (to Risk- Weighted Assets):
Consolidated	$25,234	10.54%	19,092	8.00%	N/A	N/A
Bank	$32,650	13.69%	19,078	8.00%	23,848	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	$22,190	9.29%	9,546	4.00%	N/A	N/A
Bank	$29,655	12.44%	9,539	4.00%	14,309	6.00%
Tier I Capital (to Average Assets):
Consolidated	$22,190	7.52%	11,805	4.00%	N/A	N/A
Bank	$29,655	10.12%	11,725	4.00%	14,656	5.00%

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

  (18)        FNB Banking Company (Parent Company Only) Financial Information

Balance Sheets

December 31, 2003 and 2002

Assets

	2003	2002
Cash	$59,924	10,299
Investment in First National Bank of Griffin	35,993,418	35,221,310
Investment securities available for sale	990,710	1,055,244
Dividends receivable from subsidiary	584,725	548,204
	$37,628,777	36,835,057

Liabilities and Stockholders’ Equity

Other liabilities	$445,911	785,711
Line of credit	6,688,800	7,242,326
Dividends payable	571,876	548,204
Stockholders’ equity	29,922,190	28,258,816
	$37,628,777	36,835,057

Statements of Earnings

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Income:
Interest and dividends	$38,275	36,128	39,303
Other	146,838	722,170	1,000
Dividends from subsidiary	3,205,068	5,149,930	1,367,993
	3,390,181	5,908,228	1,408,296

Other operating expenses	420,995	190,284	72,794

Earnings before income taxes and equity in undistributed earnings of bank subsidiary	2,969,186	5,717,944	1,335,502

Income tax (expense) benefit	105,070	(206,018)	24,001

Earnings before equity in undistributed earnings of bank subsidiary	3,074,256	5,511,926	1,359,503

Equity in undistributed earnings of bank subsidiary	911,527	-	1,439,370
Dividends received in excess of earnings of bank subsidiary	-	(1,602,358)	-

Net earnings	$3,985,783	3,909,568	2,798,873

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements, continued

(18) FNB Banking Company (Parent Company Only) Financial Information, continued

Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net earnings	$3,985,783	3,909,568	2,798,873
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in undistributed earnings of bank subsidiary	(911,527)	1,602,358	(1,439,370)
Gain on sale of securities	(146,838)	(722,170)	-
Change in other assets and liabilities, net	(258,129)	(18,969)	(1,789)
Net cash provided by operating activities	2,669,289	4,770,787	1,357,714

Cash flows from investing activities:
Proceeds from the sale of securities	183,121	1,018,640	-
Payment for purchase of subsidiary	(136,714)	(9,858,135)	-
Net cash provided (used) by investing activities	46,407	(8,839,495)	-
Cash flows from financing activities:
Repayments of note payable	(557,400)	-	-
Borrowings on note payable	3,874	7,242,326	-
Dividends paid	(1,096,383)	(1,052,135)	(1,051,323)
Purchase and retirement of stock	(1,025,414)	(2,133,645)	(320,250)
Proceeds from sale of stock	9,252	-	-
Net cash provided (used) by financing activities	(2,666,071)	4,056,546	(1,371,573)

Net change in cash	49,625	(12,162)	(13,859)

Cash at beginning of the period	10,299	22,461	36,320

Cash at end of the period	$59,924	10,299	22,461

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2004	FNB BANKING COMPANY (Registrant) By: /s/ J. Charles Copeland J. Charles Copeland President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

                KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Charles Copeland and John T. Newton, Jr., or each of them, his attorney-in-fact, each with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratifies and confirms all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.  Pursuant to the requirements of the Securities Act of 1934, this Report on Form 10–KSB has been signed by the following persons in the capacities indicated on the 23rd day of March 2004.

Signature	Title
/s/ John T. Newton, Jr. John T. Newton, Jr.	Chairman of the Board of Directors
/s/ J. Charles Copeland J. Charles Copeland	President, Treasurer, and Director (principal executive officer)
/s/ Mark A. Flowers Mark A. Flowers	Assistant Treasurer (principal accounting and financial officer)
/s/ J. Henry Cheatham, III J. Henry Cheatham, III	Director
/s/ James G. Cheatham James G. Cheatham	Director
/s/ David G. Newton David G. Newton	Director
/s/ C.A. Knowles C.A. Knowles	Director

 EXHIBIT INDEX

Exhibit No.	Description of Exhibit
14.0	Code of Ethics
21.0	Subsidiaries of FNB Banking Company
24.0	A Power of Attorney is set forth on the signature page to this Form 10-KSB.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.0

Joint Certification of the Chief Executive Officer and the Principal Accounting and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.