Form 10QSB
period 2004-03-31
FNB BANKING CO
filed 2004-05-14
CIK 757262

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                         Commission file number 2-94292

                               FNB BANKING COMPANY
             (Exact name of registrant as specified in its charter)

                 GEORGIA                       58-1479370
           -----------------------  ----------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

                              318 South Hill Street
                             GRIFFIN, GEORGIA 30224
                    ----------------------------------------
                    (Address of principal executive offices)

                                  770-227-2251
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $1 per share: 714,846 shares outstanding as of May 11, 2004.

                       FNB BANKING COMPANY AND SUBSIDIARY

                                      INDEX

                                                                                   PAGE NO.

PART I    FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheet (unaudited) at March 31, 2004                     3

          Consolidated Statements of Earnings (unaudited) for the Three
            Months Ended March 31, 2004 and 2003                                       4

          Consolidated Statements of Comprehensive Income (unaudited)

            for the Three Months Ended March 31, 2004 and 2003                         5

          Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 2004 and 2003                                 6

          Notes to Consolidated Financial Statements (unaudited)                       7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      8

 Item 3.  Controls and procedures                                                      10

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                            11

 Item 2.  Changes in Securities and Small Business Issuer Purchases of
          Equity Securities                                                            11

 Item 3.  Defaults Upon Senior Securities                                              11

 Item 4.  Submission of Matters to a Vote of Security Holders                          11

 Item 5.  Other Information                                                            11

 Item 6.  Exhibits and Reports on Form 8-K                                             11

Signatures                                                                             12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       FNB BANKING COMPANY AND SUBSIDIARY

                           Consolidated Balance Sheet

                                 March 31, 2004

                                   (Unaudited)

                                     ASSETS

Cash and due from banks                                        $ 16,678,721
Federal funds sold                                                8,399,368
                                                                -----------

         Cash and cash equivalents                               25,078,089

Investment securities available for sale                         38,630,850
Other investments                                                 1,255,000
Mortgage loans held for sale                                        790,375

Loans                                                           234,443,833
     Less:  Unearned interest and fees                              211,344
            Allowance for loan losses                             3,590,742
                                                                -----------
         Loans, net                                             230,641,747

Premises and equipment, net                                       7,672,030
Goodwill                                                          4,401,920
Accrued interest receivable and other assets                      2,702,664
                                                                -----------
                                                               $311,172,675
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits:
     Noninterest-bearing                                       $ 42,694,935
     Interest-bearing                                           205,320,009
                                                                -----------
         Total deposits                                         248,014,944

Retail repurchase agreements                                     17,159,932
FHLB advances                                                     6,593,750
Note payable                                                      6,503,000
Accrued interest payable and accrued liabilities                  1,971,503
                                                                -----------
         Total liabilities                                      280,243,129
                                                               ============

Stockholders' equity:
Common stock, $1 par value; 5,000,000 shares authorized;
             714,846 shares issued and outstanding                  714,846
Retained earnings                                                28,810,591
Accumulated other comprehensive income                            1,404,109
                                                                -----------
         Total stockholders' equity                              30,929,546
                                                                -----------
                                                               $311,172,675
                                                               ============

See accompanying notes to unaudited consolidated financial statements.

                               FNB BANKING COMPANY AND SUBSIDIARY

                               Consolidated Statements of Earnings

                       For the Three Months Ended March 31, 2004 and 2003

                                           (Unaudited)

                                                                         2004           2003
                                                                      ----------      ---------
Interest income:
   Interest and fees on loans                                         $3,974,855      4,271,641
   Interest on investment securities:
     Tax-exempt                                                          124,907        123,358
     Taxable                                                             324,013        363,514
   Interest on federal funds sold                                         12,606          9,136
                                                                      ----------      ---------
         Total interest income                                         4,436,381      4,767,649
                                                                      ----------      ---------
Interest expense:
   Deposits and repurchase agreements                                    893,025        852,749
   Federal funds purchased and FHLB advances                              58,022         62,850
   Notes payable                                                          83,203         77,750
                                                                      ----------      ---------

         Total interest expense                                        1,034,250        993,349
                                                                      ----------      ---------

         Net interest income                                           3,402,131      3,774,300

Provision for loan losses                                                127,579        147,365
                                                                      ----------      ---------

         Net interest income after provision for loan losses           3,274,552      3,626,935
                                                                      ----------      ---------

Other operating income:
   Service charges on deposit accounts                                   511,442        494,814
   Fees for trust services                                                30,000         30,000
   Gain on sale of investments                                             9,083          2,155
   Other operating income                                                183,377        217,631
                                                                      ----------      ---------

         Total other operating income                                    733,902        744,600
                                                                      ----------      ---------

Other operating expense:
   Salaries and employee benefits                                      1,596,092      1,666,737
   Occupancy and equipment                                               545,857        509,454
   Other operating expense                                               633,620        745,449
                                                                      ----------      ---------

         Total other operating expense                                 2,775,569      2,921,640
                                                                      ----------      ---------
         Earnings before income taxes                                  1,232,885      1,449,895

Income taxes                                                             382,400        489,423
                                                                      ----------      ---------

         Net earnings                                                 $  850,485        960,472
                                                                      ==========      =========

Net earnings per common share based on average outstanding
     shares of 714,858 and 730,710 in 2004 and 2003, respectively     $     1.19           1.31
                                                                      ==========      =========

See accompanying notes to unaudited consolidated financial statements.

                                                 FNB BANKING COMPANY AND SUBSIDIARY

                                           Consolidated Statements of Comprehensive Income

                                         For the Three Months Ended March 31, 2004 and 2003

                                                             (Unaudited)

                                                                                                            2004             2003
                                                                                                        -----------        -------
Net earnings                                                                                            $   850,485        960,472

Other comprehensive income (loss), net of tax:
   Unrealized holding gains (losses) on investment securities available for sale arising
    during the period                                                                                       369,842         23,822
   Unrealized holding gains (losses) on derivative financial instruments classified as
    cash flow hedges, arising during the period                                                            (105,851)      (125,593)
   Reclassification adjustment for (gains) losses on investment securities available for
      sale                                                                                                   (9,083)        (2,155)
                                                                                                        -----------       --------
         Total other comprehensive income (loss), before tax                                                254,908       (103,926)
                                                                                                        -----------       --------
Income taxes related to other comprehensive income:
   Unrealized holding gains (losses) on investment securities available for sale arising
    during the period                                                                                      (140,541)        (9,052)
   Unrealized holding gains (losses) on derivative financial instruments classified as
    cash flow hedges, arising during the period                                                              40,224         47,725
   Reclassification adjustment for losses on investment securities available for sale                         3,452            819
                                                                                                        -----------       --------

Total income taxes related to other comprehensive income (loss)                                             (96,865)        39,492
                                                                                                        -----------       --------

         Total other comprehensive income, net of tax                                                       158,043       (64,434)
                                                                                                        -----------       -------

         Total comprehensive income                                                                     $ 1,008,528       896,038
                                                                                                        ===========      ========



See accompanying notes to unaudited consolidated financial statements

                                            FNB BANKING COMPANY AND SUBSIDIARY

                                           Consolidated Statements of Cash Flows

                                    For the Three Months Ended March 31, 2004 and 2003

                                                        (Unaudited)

                                                                                               2004                2003
                                                                                           ------------         ---------
Cash flows from operating activities:
   Net earnings                                                                            $    850,485           960,472
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Provision for loan losses                                                                  127,579           147,365
     Depreciation, amortization and accretion                                                   208,461           222,394
     Change in assets and liabilities:
       Mortgage loans held for sale                                                              52,635           583,250
       Other, net                                                                               441,419           145,112
                                                                                           ------------        ----------

         Net cash provided by operating activities                                            1,680,579         2,058,593
                                                                                           ------------        ----------
Cash flows from investing activities:
   Change in interest-bearing deposits with other banks                                            --             100,000
   Proceeds from maturities, calls and paydowns of investment securities
       available for sale                                                                     5,028,428         3,267,617
   Purchases of investment securities available for sale                                     (3,989,688)             --
   Net change in loans                                                                       (1,938,427)        2,850,781
   Purchases of premises and equipment                                                         (145,527)          (61,634)
                                                                                           ------------        ----------

         Net cash provided by (used by) investing activities                                 (1,045,214)        6,156,764
                                                                                           ------------        ----------
Cash flows from financing activities:
   Net change in Federal funds purchased                                                     (5,000,000)             --
   Net change in deposits                                                                     9,797,628        12,444,520
   Net change in retail repurchase agreements                                                 4,683,550           (82,090)
   Proceeds from FHLB advances                                                                     --           6,500,000
   Proceeds from (repayments of) note payable                                                  (185,800)            3,874
   Repayments of FHLB advances                                                               (1,031,250)       (7,781,250)
   Payments for remaining shares tendered of ACB                                                   --             (62,759)
   Payment of cash dividend                                                                    (571,876)         (548,204)
   Proceeds from stock option exercise                                                            4,838              --
   Purchase and retirement of common stock                                                       (6,010)          (13,250)
                                                                                           ------------        ----------


         Net cash provided by financing activities                                            7,691,080        10,460,841
                                                                                           ------------        ----------


         Net change in cash and cash equivalents                                              8,326,445        18,676,198

Cash and cash equivalents at beginning of period                                             16,751,644        13,201,242
                                                                                           ------------        ----------

Cash and cash equivalents at end of period                                                 $ 25,078,089        31,877,440
                                                                                           ============        ==========

Supplemental disclosures of cash flow information:

   Cash paid for interest                                                                  $  1,029,845         1,027,185
   Cash paid for income taxes                                                              $    255,000           269,888

Noncash investing and financing activities:

   Change in accumulated other comprehensive income                                        $    158,043           (64,434)


See accompanying notes to unaudited consolidated financial statements.

                       FNB BANKING COMPANY AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

(1)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in FNB Banking Company's annual report on Form 10-KSB for the year ended December 31, 2003.

        Reclassifications of certain amounts in the 2003 consolidated financial statements have been made to conform with the financial statement presentation for 2004. The reclassifications have no effect on net earnings or shareholders' equity as previously reported.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                    For the Three Months in the Periods Ended

                             March 31, 2004 and 2003

FORWARD-LOOKING STATEMENT

This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although FNB Banking Company (the "Company") believes the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; government regulation and legislation; changes in interest rates; and material unforeseen changes in the financial stability and liquidity of the Company's credit customers; all of which are difficult to predict and which may be beyond the control of the Company. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

FINANCIAL CONDITION

Total assets at March 31, 2004, were $311.2 million, representing a $9.1 million (3%) increase from December 31, 2003. Deposits increased $9.8 million (4%) from December 31, 2003. Loans (gross) increased $1.9 million (.81%). The allowance for loan losses at March 31, 2004, totaled $3.6 million, representing 1.53% of total loans compared to December 31, 2003 total of $3.5 million representing 1.51% of total loans. Cash and cash equivalents increased $8.2 million from December 31, 2003.

The following summarizes non-performing assets:

                                                     March 31,   December 31,
                                                        2004         2003
                                                      ---------    ---------

  Accruing loans 90 days or more past due       $       147,000       19,000
  Non-accrual loans                                   2,505,124    2,614,475
                                                      ---------    ---------

                                                $     2,652,124    2,633,475
                                                      =========    =========

The total of non-accrual loans decreased 1% or $109,351 from $2,614,475 at December 31, 2003 to $2,505,124 at March 31, 2004. The decrease is the net result of the following changes:

  Balance at December 31, 2003                            $  2,614,475
  Loans reclassified to non-accrual in 2004                     28,356
  Payments received on non-accrual loans during 2004           (89,579)
  Non-accrual loans that were charged-off during 2004          (48,128)
                                                           -------------

                                                          $  2,505,124
                                                          =============

The Company's subsidiary bank was most recently examined by its primary regulatory authority in September 2003. There were no recommendations by the regulatory authority that, in management's opinion, would have a material effect on the Company's liquidity, capital resources or operations have been implemented.

RESULTS OF OPERATIONS

For the three months ended March 31, 2004, the Company reported net earnings of $850,485, or $1.19 per share, compared to $960,472, or $1.31 per share, for the same period in 2003.

Net interest income is the primary source of the Company's operating income. Net interest income decreased approximately $372,169 (10%) in the first three months of 2004 compared to the same period for 2003. Interest income for the first three months of 2004 was $4.4 million, representing an decrease of $331,268 (7%) over the same period in 2003. Interest expense for the first three months of 2004 increased $40,901 (4%) compared to the same period in 2003. The decrease in net interest income during the first three months of 2004 compared to the same period in 2003 is primarily due to a decrease in loan fees of $168,000 which is a result of low loan activity and also a decline in interest income of $137,000 which is a result of continual repricing in the loan and investment portfolio. At March 31, 2004, the net interest margin was 4.99% compared to 5.49% at March 31, 2003.

The provision for loan losses for the first three months of 2004 decreased approximately $19,800 compared to the same period for 2003. For the three months ended March 31, 2004, the Bank experienced net loan charge-offs of approximately $48,100, compared to net charge-offs of $37,300 for the corresponding three-month period in 2003. It is management's belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio.

Other operating income remained relatively stable for the three months ended March 31, 2004 compared to the same period in 2003 with only a 1% decrease.

Total other operating expenses for the first three months of 2004 decreased approximately $146,000 (5%) compared to the first three months in 2003. Salaries and benefit expenses decreased approximately $70,600 (4%) (due to a reduction in the number of employees between the periods); occupancy expenses increased approximately $36,400 (7%) (due to depreciation and other expenses related to the imaging system installed in the 4th quarter of 2003) and other operating expenses decreased by approximately $111,800 (15%) primarily due to a deposit fraud loss of approximately $80,000 included in first quarter of 2003. Other significant expense reductions included data processing ($29,000), postage ($16,000) and advertising ($14,000). These decreases were partially offset by increases in ATM network expense ($20,000) and phone service ($12,000).

Income tax expense, expressed as a percentage of earnings before income taxes, decreased to 31% for the period ended March 31, 2004 compared to 34% for the same period in 2003 as tax exempt income expressed as a percentage of pretax earnings increased in 2004.

CAPITAL

The following tables present the Company's consolidated regulatory capital position at March 31, 2004:

      RISK-BASED CAPITAL RATIOS

      Tier 1 Capital, Actual                                            9.55%
      Tier 1 Capital minimum requirement                                4.00%
                                                                        ----
      Excess                                                            5.55%
                                                                        ====

      Total Capital, Actual                                            10.80%
      Total Capital minimum requirement                                 8.00%
                                                                        ----
      Excess                                                            2.80%
                                                                        ====

      LEVERAGE RATIO

      Tier 1 Tangible Capital to adjusted total assets
         ("Leverage Ratio")                                             8.39%
      Minimum leverage requirement                                      3.00%
                                                                        ----
      Excess                                                            5.39%
                                                                        ====

Item 3.

CONTROLS AND PROCEDURES

           Our management, including the chief executive and chief financial officers, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of March 31, 2004. Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed in this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

           There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

                       FNB BANKING COMPANY AND SUBSIDIARY

Item 1.   LEGAL PROCEEDINGS

          None

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                       (a)                    (b)                       (c)                     (d)
   Period                                                                                                     Maximum
                                                                                                             Number (or
                                                                                                             Approximate
                                                                                    Total Number             Dollar Value)
                                                                                   of Shares (or             of Shares (or
                                                                                       Units)                Units) that
                                                                                   Purchased as               May Yet Be
                                  Total Number                                     Part of Publicly           Purchased
                                  of Shares (or           Average Price               Announced              Under the
                                     Units)               Paid per Share              Plans or                Plans or
                                 Purchased (1)              (or Unit)                 Programs                 Programs
---------------------------------------------------------------------------------------------------------------------------
January 1, 2004 through                0                       N/A                      N/A                       N/A
January 31, 2004
---------------------------------------------------------------------------------------------------------------------------

February 1, 2004 through              85                     $50.00                     N/A                       N/A
February 29, 2004
---------------------------------------------------------------------------------------------------------------------------

March 1, 2004 through                 32                     $55.00                     N/A                       N/A
March 31, 2004
---------------------------------------------------------------------------------------------------------------------------

Total                                 117                    $51.37                     N/A                       N/A
---------------------------------------------------------------------------------------------------------------------------

(1) The shares of Common Stock repurchased by the Company represent repurchases other than through a publicly announced plan or program. Each repurchase was made through a market created by the Company and each individual seller of securities pursuant to a request for repurchase made by each such seller.


Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) Exhibits - The following exhibits are filed with this report.

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

                                     FNB BANKING COMPANY



                                     By:      /s/ J. Charles Copeland
                                             -----------------------------------
                                            J. Charles Copeland, President
                                            (Chief Executive Officer)


                                     Date:    May 14, 2004
                                           -------------------------------------



                                     By:      /s/ Mark Flowers
                                            ------------------------------------

                                            Mark Flowers, Assistant Treasurer
                                            (Chief Financial Officer)

                                     Date:   May 14, 2004
                                           -------------------------------------