Form 10QSB
period 2004-06-30
FNB BANKING CO
filed 2004-08-11
CIK 757262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock, par value $1 per share: 714,676 shares
outstanding as of July 23, 2004

FNB BANKING COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet

June 30, 2004
(Unaudited)

Assets

Cash and due from banks	$15,821,493
Federal funds sold	10,935,782

Cash and cash equivalents	26,757,275
Investment securities available for sale	40,231,794
Other investments	1,091,850
Mortgage loans held for sale	495,800
Loans	232,265,133
Less: Unearned income	(271,764)
Allowance for loan losses	(3,567,006)

Loans, net	228,426,363
Premises and equipment, net	7,686,486
Goodwill	4,401,920
Other assets	2,712,709

$311,804,197

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$42,363,402
Interest-bearing	209,951,533

Total deposits	252,314,935
Securities sold under retail repurchase agreements	14,385,210
FHLB advances	6,562,500
Notes payable	6,317,200
Other liabilities	1,886,416

Total liabilities	281,466,261

Stockholders' equity: Common stock, $1 par value; authorized
5,000,000 shares; 714,676 shares issued and outstanding	714,676
Retained earnings	29,104,483
Accumulated other comprehensive income	518,777

Total stockholders’ equity	30,337,936

$311,804,197

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings

For the Three Months and the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Interest income:
Loans	$3,967,391	4,265,022	7,942,246	8,536,663
Investment securities:
Tax exempt	156,441	126,350	281,348	249,708
Taxable	311,600	366,853	635,613	730,367
Federal funds sold	16,294	36,961	28,900	46,097

Total interest income	4,451,726	4,795,186	8,888,107	9,562,835

Interest expense:
Deposits and retail purchase agreements	892,943	903,077	1,785,968	1,755,826
Notes payable	81,379	90,274	164,582	168,024
Federal funds purchased and FHLB advances	51,548	71,513	109,570	134,363

Total interest expense	1,025,870	1,064,864	2,060,120	2,058,213

Net interest income	3,425,856	3,730,322	6,827,987	7,504,622
Provision for loan losses	77,775	155,936	205,354	303,301

Net interest income after provision for loan losses	3,348,081	3,574,386	6,622,633	7,201,321

Other operating income:
Service charges on deposit accounts	514,251	528,510	1,025,693	1,023,324
Fees for trust services	30,000	42,000	60,000	72,000
Securities gains	38,451	–	47,534	2,155
Gain on mortgage loan sales	63,990	145,836	107,966	267,488
Other operating income	171,729	122,816	311,130	218,795

Total other operating income	818,421	839,162	1,552,323	1,583,762

Other operating expense:
Salaries and other personnel expense	1,627,026	1,704,229	3,223,118	3,370,966
Net occupancy and equipment expense	529,745	511,327	1,075,602	1,020,781
Other operating expense	741,957	742,640	1,375,577	1,488,089

Total other operating expense	2,898,728	2,958,196	5,674,297	5,879,836

Earnings before income taxes	1,267,774	1,455,352	2,500,659	2,905,247
Income taxes	392,961	491,462	775,361	980,885

Net earnings	$874,813	963,890	1,725,298	1,924,362

Earnings per common share based on average outstanding shares of 714,704, 730,772, 714,781 and 730,742, respectively:
Net earnings per share	$1.22	1.32	2.41	2.63

Dividends declared per common share	$.80	.75	.80	.75

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Three Months and the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Net earnings	$874,813	963,890	1,725,298	1,924,362
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(1,618,528)	633,172	(1,248,686)	656,995
Unrealized holding gains (losses) on derivative financial
instruments classified as cash flow hedges, arising during the period	229,025	(113,847)	123,174	(239,440)
Reclassification adjustment for (gains) losses on investment securities available for sale	(38,451)	–	(47,534)	(2,155)

Total other comprehensive income (loss), before tax	(1,427,954)	519,325	(1,173,046)	415,400

Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	615,041	(240,605)	474,500	(249,658)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(87,030)	43,262	(46,806)	90,987
Reclassification adjustment for (gains) losses on investment
securities available for sale	14,611	–	18,063	819

Total income taxes related to other comprehensive income (loss)	542,622	(197,343)	445,757	(157,852)

Total other comprehensive income, net of tax	(885,332)	321,982	(727,289)	257,548

Total comprehensive income	$(10,519)	1,285,872	998,009	2,181,910

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$1,725,298	1,924,362
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	205,354	303,301
Gain on sale of investment securities	(47,534)	(2,155)
Depreciation, amortization and accretion	72,710	82,641
Change in assets and liabilities:
Other, net	825,780	175,320
Mortgage loans held for sale	347,210	(136,400)

Net cash provided by operating activities	3,128,818	2,347,069

Cash flows from investing activities:
Payment for purchase of subsidiary	–	(110,729)
Proceeds from sale of other investments	163,150	20,100
Change in interest bearing deposits with other banks	–	394,000
Proceeds from sales of investment securities	1,905,249	–
Proceeds from maturities, calls and paydowns of investment securities available for sale	6,236,874	7,305,000
Purchases of investment securities available for sale	(10,353,991)	(7,108,039)
Net change in loans	199,182	5,636,784
Purchases of premises and equipment	(363,083)	(202,490)

Net cash (used) provided by investing activities	(2,212,619)	5,934,626

Cash flows from financing activities:
Net change in federal funds purchased	(5,000,000)	–
Net change in deposits	14,097,619	11,302,081
Net change in securities sold under retail repurchase agreements	1,908,828	176,791
Repayments of note payable, net of advances of $3,874 in 2003	(371,600)	(181,926)
Repayments of FHLB advances	(1,062,500)	(7,812,500)
Proceeds from FHLB advances	–	6,500,000
Purchase and retirement of common stock	(17,615)	(13,250)
Proceeds from stock option exercise	7,093	9,252
Dividends paid	(571,741)	(548,204)

Net cash provided by financing activities	8,990,084	9,432,244

Net change in cash and cash equivalents	9,906,283	17,713,939
Cash and cash equivalents at beginning of period	16,850,992	13,201,242

Cash and cash equivalents at end of period	$26,757,275	30,915,181

Supplemental cash flow information:
Cash paid for income taxes	$784,000	1,107,000
Cash paid for interest	$2,081,923	2,132,891
Noncash investing and financing activities:
Change in components of comprehensive income	$(727,289)	257,548

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in FNB Banking Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Reclassifications of certain amounts in the 2003 consolidated financial statements have been made to conform with the financial statement presentation for 2004. The reclassifications have no effect on net earnings or shareholders' equity as previously reported.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

For the Six Months in the Periods Ended
June 30, 2004 and 2003

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

Financial Condition

Total assets at June 30, 2004, were $311.8 million representing a $9.8 million (3.2%) increase from December 31, 2003. Deposits, including retail repurchase agreements, increased $16 million (6.4%) from December 31, 2003. Gross loans decreased approximately $291,000 (0.1%). The allowance for loan losses at June 30, 2004, totaled $3.6 million, representing 1.54% of total loans compared to the December 31, 2003, total of $3.5 million representing 1.50% of total loans. Cash and cash equivalents increased $9.9 million from December 31, 2003.

The following summarizes non-performing assets:

	June 30, 2004	March 31, 2004	December 31, 2003

Accruing loans 90 days or more past due	$29,000	147,000	19,000
Non-accrual loans	2,530,519	2,505,124	2,614,475

	$2,559,519	2,652,124	2,633,475

Non-accrual loans increased $23,395 (1.0%) from March 31, 2004 to June 30, 2004. The increase is the net result of several transactions outlined as follows:

Balance at March 31, 2004	$2,505,124
Loans reclassified as non-accrual	43,082
Loans with improved performance and placed back on accrual status	(8,247)
Payments on non-accrual loans	(5,324)
Non-accrual loans that were charged off	(4,116)

$2,530,519

A total of $737,436 of valuation allocation was maintained in the allowance for loan losses at June 30, 2004, for non-performing loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

For the Six Months in the Periods Ended
June 30, 2004 and 2003

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in September 2003. There were no recommendations by the regulatory authority that, in management’s opinion would have a material effect on the Company’s liquidity, capital resources or operations.

Results of Operations

For the six months ended June 30, 2004, the Company reported net earnings of $1.7 million or $2.41 per share, compared to $1.9 million, or $2.63 per share, for the same period in 2003. Net earnings for the three months ended June 30, 2004, decreased $89,000 or 9.2%, compared to the same period in 2003.

Net interest income decreased approximately $677,000 (9%) in the first six months of 2004 compared to the same period for 2003. Interest income for the first six months of 2004 was $8.9 million, representing a decrease of approximately $675,000 (7.1%) over the same period in 2003. Interest expense for the first six months of 2004 increased approximately $2,000 (0.1%) compared to the same period in 2003. The primary reason for the decrease in net interest income for the six-month period ended June 30, 2004, versus the same period of 2003 is primarily attributable to the decline in interest income due to continual downward repricing of loans ($382,000). Secondarily, it is due to the reduced loan fees ($331,000), principally reduced mortgage loan fees ($380,000). At June 30, 2004, the net interest margin (for the six month period) was 4.89% versus 5.41% at June 30, 2003. Since December 31, 2003, the net interest margin (for the month) has increased 6 basis points as an increase in loan fees offset a further decline in loan rates.

The provision for loan losses for the six months of 2004 decreased approximately $98,000 compared to the same period for 2003. The decrease in the provision for loan losses was attributable to a decrease in the level of expected charge-offs. Net loan charge-offs for the six months ended June 30, 2004, were $138,000, compared to $211,000, for the same period in 2003. It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there is no assurance that this will be the case.

Total other operating income decreased for the six months ended June 30, 2004, by approximately $31,000 or 2.0%, compared to the same period in 2003, primarily due to a decrease in gains on mortgage loan sales of approximately $160,000. This was offset by an increase in debit card income of approximately $73,000, and by an increase in securities gains of approximately $45,000.

Total other operating expense for the six months of 2004 decreased approximately $206,000 (3.5%) compared to the first six months in 2003. Salaries and personnel expense decreased by approximately $148,000 due to some reduction in personnel. Occupancy expense increased by approximately $55,000 due to small increases in depreciation ($21,000) and equipment/software maintenance ($28,000). General operating expenses decreased by approximately $112,000 primarily due to a reduction in data processing expense ($77,000) and postage expense ($25,000).

Income tax expense expressed as a percentage of pretax earnings declined from 34% to 31%, as tax exempt income expressed as a percentage of pre-tax earnings increased in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

For the Six Months in the Periods Ended
June 30, 2004 and 2003

Capital

The following tables present the Company’s and the Bank’s regulatory capital position at June 30, 2004:

Risk-Based Capital Ratios	Consolidated	Bank only

Tier 1 Capital, Actual	9.84%	12.16%
Tier 1 Capital minimum requirement	4.00%	4.00%

Excess	5.84%	8.16%

Total Capital, Actual	11.09%	13.41%
Total Capital minimum requirement	8.00%	8.00%

Excess	3.09%	5.41%

Leverage Ratio
Tier 1 Capital to adjusted total assets (“Leverage Ratio”)	8.40%	10.35%
Minimum leverage requirement	3.00%	3.00%

Excess	5.40%	7.35%

Item 3.

Controls and Procedures

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation concluded that our disclosure controls and procedures are effective as of June 30, 2004.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

(a) FNB Banking Company's annual meeting of stockholders was held on April 15, 2004.

(b) The following is a summary of matters submitted to a vote of security holders:

1. The election * of the following directors to serve the current year term:

C.A. Knowles John T. Newton, Jr. David G. Newton J. Henry Cheatham, III J. Gilliam Cheatham J. Charles Copeland

A tabulation of votes concerning the above issues is as follows:

Director Election

Shares voted by proxy in favor	589,533
Shares voted in person in favor	57,470
Shares voted in person against	–
Shares withheld from voting	1,291

Total shares represented	648,294

Total shares outstanding	714,846

* — Directors were elected by slate, not individually. Vote tabulation is therefore by slate.

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

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

Date: August 10, 2004

By: /s/ Mark Flowers
Mark Flowers, Assistant Treasurer
(Principal Accounting Officer)

Date: August 10, 2004