Form 10QSB
period 2004-09-30
FNB BANKING CO
filed 2004-11-10
CIK 757262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004 OR
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

Common stock, par value $1 per share: 714,763 shares
outstanding as of November 1, 2004

FNB BANKING COMPANY AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Balance Sheet

September 30, 2004
(Unaudited)

Assets
Cash and due from banks	$15,573,134
Federal funds sold	5,650,000
Cash and cash equivalents	21,223,134
Investment securities available for sale	43,316,648
Other investments	1,091,850
Mortgage loans held for sale	178,450
Loans	235,139,030
Less: Unearned income	(266,153)
Allowance for loan losses	(3,415,765)
Loans, net	231,457,112
Premises and equipment, net	7,574,394
Goodwill	4,401,920
Other assets	2,691,590
Total assets	$311,935,098
Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Noninterest-bearing	$43,438,563
Interest-bearing	208,617,241
Total deposits	252,055,804

Securities sold under retail repurchase agreements	13,488,646
FHLB advances	6,531,250
Notes payable	6,131,400
Other liabilities	1,756,254
Total liabilities	279,963,354
Stockholders’ equity: Common stock, $1 par value; authorized 5,000,000 shares; 714,776 shares issued and outstanding	714,776
Retained earnings	30,150,925
Accumulated other comprehensive income	1,106,043
Total stockholders’ equity	31,971,744
Total liabilities and stockholders’ equity	$311,935,098

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Earnings
For the Three Months and the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Interest income:
Loans	$4,068,004	4,210,772	12,010,250	12,747,435
Investment securities:
Tax exempt	156,821	133,562	438,169	383,270
Taxable	338,463	338,512	974,076	1,068,879
Federal funds sold	17,337	18,894	46,237	64,991
Total interest income	4,580,625	4,701,740	13,468,732	14,264,575
Interest expense:
Deposits and retail purchase agreements	887,373	993,765	2,673,341	2,749,591
Notes payable	81,883	87,761	246,465	255,785
Federal funds purchased and FHLB advances	58,532	73,100	168,102	207,463
Total interest expense	1,027,788	1,154,626	3,087,908	3,212,839
Net interest income	3,552,837	3,547,114	10,380,824	11,051,736
Provision for loan losses	37,808	159,822	243,162	463,123
Net interest income after provision for loan losses	3,515,029	3,387,292	10,137,662	10,588,613
Other operating income:
Service charges on deposit accounts	540,430	570,774	1,566,123	1,594,098
Fees for trust services	60,000	66,000	120,000	138,000
Securities gains	-	4,484	47,534	6,639
Gain on mortgage loan sales	58,132	151,880	166,098	419,368
Other operating income	166,148	132,277	477,278	351,072
Total other operating income	824,710	925,415	2,377,033	2,509,177
Other operating expense:
Salaries and other personnel expense	1,572,802	1,681,963	4,795,920	5,052,929
Net occupancy and equipment expense	553,641	497,819	1,629,243	1,518,600
Other operating expense	678,762	708,711	2,054,339	2,196,800
Total other operating expense	2,805,205	2,888,493	8,479,502	8,768,329
Earnings before income taxes	1,534,534	1,424,214	4,035,193	4,329,461
Income taxes	493,492	471,803	1,268,853	1,452,688
Net earnings	$1,041,042	952,411	2,766,340	2,876,773
Earnings per common share based on average outstanding shares of: 714,726, 730,772, 714,763 and 730,798, respectively:
Net earnings per share	$1.46	1.30	3.87	3.94
Dividends declared per common share	$-	-	.80	.75

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

                For the Three Months and the Nine Months Ended September 30, 2004 and 2003
                (Unaudited)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Net earnings	$1,041,042	952,411	2,766,340	2,876,773
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	1,055,606	(837,939)	(193,080)	(180,944)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(108,402)	120,794	14,772	(118,646)
Reclassification adjustment for (gains) losses on investment securities available for sale	-	(4,484)	(47,534)	(6,639)
Total other comprehensive income (loss), before tax	947,204	(721,629)	(225,842)	(306,229)
Income taxes related to other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(401,130)	318,417	73,370	68,760
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	41,193	(45,902)	(5,613)	45,085
Reclassification adjustment for (gains) losses on investment securities available for sale	-	1,704	18,063	2,522
Total income taxes related to other comprehensive income (loss)	(359,937)	274,219	85,820	116,367
Total other comprehensive income, net of tax	587,267	(447,410)	(140,022)	(189,862)
Total comprehensive income	$1,628,309	505,001	2,626,318	2,686,911

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows

       For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$2,766,340	2,876,773
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision for loan losses	243,162	463,123
Gain on sale of investment securities	(47,534)	(6,639)
Depreciation, amortization and accretion	612,631	282,168
Change in assets and liabilities:
Other, net	(72,361)	(467,115)
Mortgage loans held for sale	664,560	552,620
Net cash provided by operating activities	4,166,798	3,700,930
Cash flows from investing activities:
Payment for purchase of subsidiary	-	(125,458)
Proceeds from sale of other investments	163,150	20,100
Change in interest bearing deposits with other banks	-	394,000
Proceeds from sales of investment securities	1,905,249	216,011
Proceeds from maturities, calls and paydowns of investment securities available for sale	8,386,937	9,701,097
Purchases of investment securities available for sale	(14,546,893)	(10,604,771)
Net change in loans	(2,869,375)	1,242,363
Purchases of premises and equipment	(456,563)	(284,714)
Net cash (used) provided by investing activities	(7,417,495)	558,628
Cash flows from financing activities:
Net change in federal funds purchased	(5,000,000)	-
Net change in deposits	13,838,488	9,196,673
Net change in securities sold under retail repurchase agreements	1,012,264	(1,606,663)
Repayments of note payable, net of advances of $3,874 in 2003	(557,400)	(367,726)
Repayments of FHLB advances	(1,093,750)	(13,343,750)
Proceeds from FHLB advances	-	6,500,000
Purchase and retirement of common stock	(17,615)	(13,250)
Proceeds from stock option exercise and sale of stock	12,593	9,252
Dividends paid	(571,741)	(1,096,384)
Net cash provided (used) by financing activities	7,622,839	(721,848)
Net change in cash and cash equivalents	4,372,142	3,537,710
Cash and cash equivalents at beginning of period	16,850,992	13,201,242
Cash and cash equivalents at end of period	$21,223,134	16,738,952
Supplemental cash flow information:
Cash paid for income taxes	$1,213,000	1,387,000
Cash paid for interest	$3,103,437	3,299,933
Noncash investing and financing activities:
Change in components of comprehensive income	$(140,022)	(189,862)

See accompanying notes to unaudited consolidated financial statements.

FNB BANKING COMPANY AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

(1)       Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in FNB Banking Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

Reclassifications of certain amounts in the 2003 consolidated financial statements have been made to conform with the financial statement presentation for 2004.  The reclassifications have no effect on net earnings or shareholders’ equity as previously reported.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           For the Nine Months in the Periods Ended
           September 30, 2004 and 2003

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

Financial Condition

Total assets at September 30, 2004, were $311.9 million representing a $9.9 million (3.3%) increase from December 31, 2003. Deposits, including retail repurchase agreements, increased $14.9 million (5.9%) from December 31, 2003. Gross loans increased $2.6 million (1.1%) from December 31, 2003. The allowance for loan and lease losses at September 30, 2004 totaled $3.4 million, representing 1.45% of total loans compared to the December 31, 2003, total of $3.5 million representing 1.50% of total loans. Cash and cash equivalents increased $4.4 million from December 31, 2003.

The following summarizes non-performing assets:

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003
Accruing loans 90 days or more past due	$26,000	29,000	147,000	19,000
Non-accrual loans	2,476,191	2,530,519	2,505,124	2,614,475
	$2,502,191	2,559,519	2,652,124	2,633,475

Non-accrual loans decreased $54,328 (2.1%) from June 30, 2004 to September 30, 2004.  The decrease is the net result of several transactions outlined as follows:

Balance at June 30, 2004	$2,530,519
Loans reclassified as non-accrual	176,881
Loans with improved performance and placed back on accrual status	(12,964)
Payments on non-accrual loans	(60,109)
Non-accrual loans that were charged off	(158,136)
$2,476,191

A total of $665,692 of valuation allocation was maintained in the allowance for loan losses at September 30, 2004, for non-performing loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

           For the Nine Months in the Periods Ended
September 30, 2004 and 2003

The Company’s subsidiary bank was most recently examined by its primary regulatory authority in October 2004.  There were no recommendations by the regulatory authority that, in management’s opinion would have a material effect on the Company’s liquidity, capital resources or operations.

Results of Operations

For the nine months ended September 30, 2004, the Company reported net earnings of $2.8 million or $3.87 per share, compared to $2.9 million, or $3.94 per share, for the same period in 2003.  Net earnings for the three months ended September 30, 2004, increased $89,000 or 9.3%, compared to the same period in 2003 primarily due to a decrease in the amount provided for loan losses.

Net interest income decreased approximately $670,000 (6.1%) in the first nine months of 2004 compared to the same period in 2003. Interest expense for the first nine months of 2004 decreased $125,000 (3.9%) compared to the same period in 2003.  The primary reason for the decrease in net interest income for the nine-month period ended September 30, 2004, versus the same period of 2003 was a decline in loan activity. Loan origination fees declined $345,000 in 2004 compared to 2003.  At September 30, 2004, the net interest margin was 4.99% versus 5.35% at September 30, 2003.  Since December 31, 2003, the net interest margin has decreased 24 basis points primarily due to a decline in loan origination fees.

The provision for loan losses for the nine months of 2004 decreased $220,000 compared to the same period for 2003.  The decrease in the provision for loan losses was attributable to management’s expectation of lower charge-offs and slow loan growth.  Net loan charge-offs for the nine months ended September 30, 2004, were $328,000, compared to $341,000, for the same period in 2003.  It is management’s belief that the allowance for loan losses is adequate to absorb probable losses in the portfolio, but there is no assurance that this will be the case.

Other operating income decreased for the nine months ended September 30, 2004, by $132,000 or 5.3%, compared to the same period in 2003, primarily due to a decrease in mortgage activity of $253,000.  This was partially offset by an increase from gains on sales of investment securities available for sale of $41,000 for the nine months ended September 30, 2004, over the same period in 2003; as well as an increase in fee income of $27,000 in 2004 compared to the same nine-month period in 2003.

Other operating expenses for the first nine months of 2004 decreased $289,000 (3.3%) compared to the first nine months in 2003.  Included in the decrease for the nine months ended September 30, 2004, compared to the same period of 2003, was a reduction in salary and personnel expense of $257,000 and a reduction in data processing expense of $122,000.

Income tax expense expressed as a percentage of pretax earnings declined from 33.6% to 31.4%, as tax-exempt income expressed as a percentage of pre-tax earnings increased for the nine month period ending September 30, 2004 compared to the same period in 2003.  For the three months ended September 30, 2004, income tax expense expressed as a percentage  of pretax earnings was 32.2%, compared to 33.1% for the same period in 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, continued

For the Nine Months in the Periods Ended
September 30, 2004 and 2003

Capital

The following tables present the Company’s and the Bank’s regulatory capital position at September 30, 2004:

Risk-Based Capital Ratios	Consolidated	Bank Only
Tier 1 Tangible Capital, Actual	10.8%	12.48%
Tier 1 Tangible Capital minimum requirement	4.00%	4.00%
Excess	6.18%	8.48%
	===	===

Total Capital, Actual	11.59%	13.72%
Total Capital minimum requirement	8.00%	8.00%
Excess	3.59%	5.73%
	===	===

Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	8.66%	10.61%
Minimum leverage requirement	3.00%	3.00%
Excess	5.66%	7.61%
	===	===

Item 3.

Controls and Procedures

Our management, including our principal executive officer and principal financial officer, supervised and participated in an evaluation of our disclosure controls and procedures (as defined in federal securities rules) and pursuant to such evaluation, concluded that our disclosure controls and procedures are effective as of September 30, 2004.  Disclosure controls and procedures are those controls and procedures which ensure that information required to be disclosed this filing is accumulated and communicated to management and is recorded, processed, summarized and reported in a timely manner and in accordance with Securities and Exchange Commission rules and regulations.

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

FNB BANKING COMPANY

By: /s/ J. Charles Copeland
J. Charles Copeland, President
(Principal Executive Officer)

Date: November 10, 2004

By:_/s/ Mark Flowers
Mark Flowers, Assistant Treasurer
(Principal Accounting Officer)

Date: November 10, 2004